Form 10-Q
period 1996-06-30
CENIT BANCORP INC
filed 1996-07-26
CIK 877834

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549


                               FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1996          Commission File Number 0-20378

                          CENIT BANCORP, INC.
        (Exact name of registrant as specified in its charter)

          Delaware                                     54-1592546
(State or other jurisdiction of                     (I.R.S.Employer
 incorporation or organization)                Identification Number)

       225 West Olney Road
       Norfolk, Virginia                                    23510
(Address of principal executive                          (Zip code)
      office)

   Registrant's telephone number, including area code:    (757) 446-6600

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES   X                       NO

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.01 Par Value                       1,613,490
 Title of Class                            Number of Shares Outstanding
                                               as of July 26, 1996





                    CENIT BANCORP, INC. AND SUBSIDIARIES

                                   Contents
____________________________________________________________________________




                                                                   Page
PART I - FINANCIAL INFORMATION
Item 1
 Financial Statements

Consolidated Statement of Financial Condition as of June 30,
1996 (Unaudited) and December 31, 1995. . . . . . . . . . . . . . .  1

Unaudited Consolidated Statement of Operations for the Three
Months and Six Months ended June 30, 1996 and June 30, 1995 . . . .  2

Unaudited Consolidated Statement of Changes in Stockholders'
Equity for the Six Months ended June 30, 1996 . . . . . . . . . . .  3

Unaudited Consolidated Statement of Cash Flows for the Six
Months ended June 30, 1996 and June 30, 1995. . . . . . . . . . . .  4

Notes to Unaudited Consolidated Financial Statements. . . . . . . .  5

Item 2
 Management's Discussion and Analysis of Financial Condition
and Results of Operations . . . . . . . . . . . . . . . . . . . . .  5

PART II - OTHER INFORMATION
Item 1
 Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . 18
Item 2
 Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . 18
Item 3
 Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . 18
Item 4
 Submission of Matters to a Vote of Security Holders. . . . . . . . 18
Item 5
 Other Information. . . . . . . . . . . . . . . . . . . . . . . . . 18
Item 6
 Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 18

 Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . .18



PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                 CENIT BANCORP, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
             (Dollars in thousands, except per share data)
                                ASSETS
                                    (Unaudited)
                                  June 30, 1996  December 31, 1995
Cash                              $  17,428     $  12,966
Federal funds sold and interest
   earning deposits                   7,692         7,439
Securities available for sale at
   fair value (adjusted cost of
   $277,360 and $265,862,
   respectively)                    277,756       268,294
Loans, net:
   Held for investment              318,055       319,194
   Held for sale                      2,652         2,982
Interest receivable                   5,927         5,291
Real estate owned, net                1,557         1,828
Federal Home Loan Bank and Federal
Reserve Bank stock, at cost           9,070         7,029
Property and equipment, net          11,533        11,272
Other assets                          4,101         3,517
                                  $ 655,771     $ 639,812
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
     Noninterest-bearing          $  47,045     $  38,664
     Interest-bearing               390,386       411,866
       Total deposits               437,431       450,530
   Advances from the Federal
     Home Loan Bank                 160,000       133,000
   Other borrowings                     150           300
   Securities sold under
     agreements to repurchase         7,136         4,871
   Advance payments by borrowers
     for taxes and insurance            748           661
   Other liabilities                  2,590         3,721
     Total liabilities              608,055       593,083
Stockholders' equity:
   Preferred stock, $.01 par value;
     authorized 3,000,000 shares;
     none outstanding                     -             -
   Common stock, $.01 par value;
     authorized 7,000,000 shares;
     issued and outstanding
     1,612,952 and 1,596,675
     shares, respectively                16            16
   Additional paid-in capital        17,222        16,903
   Retained earnings -
     substantially restricted        30,585        28,641
   Common stock acquired by Employees
     Stock Ownership Plan (ESOP)       (150)         (300)
   Common stock acquired by Management
     Recognition Plan (MRP)            (228)         (142)
   Net unrealized gain on securities
     available for sale,net of
     income taxes                       271         1,611
  Total stockholders' equity         47,716        46,729
                                  $ 655,771     $ 639,812

The notes to unaudited consolidated financial statements are an integral part of this statement.

                  CENIT BANCORP, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
             (Dollars in thousands, except per share data)
                                        Three months                     Six Months
                                          Ended                            Ended
                                          June 30,                        June 30,
                                        1996        1995             1996          1995
Interest and fees on loans          $    6,948  $   7,420       $  14,022     $  14,393
Interest on mortgage-backed
   certificates                          3,431      2,762           6,938         5,382
Interest on investment
   securities                            1,043        982           2,066         1,899
Dividends and other interest
   income                                  270        294             517           482
   Total interest income                11,692     11,458          23,543        22,156
Interest on deposits                     4,611      4,817           9,472         9,062
Interest on borrowings                   2,259      2,081           4,401         4,065
   Total interest expense                6,870      6,898          13,873        13,127
   Net interest income                   4,822      4,560           9,670         9,029
Provision for loan losses                   53        189             155           359
   Net interest income after
   provision for loan losses             4,769      4,371           9,515         8,670
Other income:
   Deposit fees                            312        266             620           551
   Gains on sales of loans                 187        102             370           156
   Gains on sales of securities             32          -              32             -
   Loan servicing fees and late
   charges                                  88        106             190           238
   Other                                   362        351             665           503
   Total other income                      981        825           1,877         1,448
Other expenses:
   Salaries and employee
   benefits                              1,894      1,669           3,814         3,443
   Equipment, data processing
   and supplies                            571        624           1,176         1,198
   Net occupancy expense of
   premises                                421        329             827           640
   Expenses, gains/losses on sales
and provision for losses on real
estate owned, net                           (7)       291               6           241
   Professional fees                       117        202             217           411
   Federal deposit insurance
   premiums                                233        239             467           479
   Other                                   641        485           1,156           977
   Total other expenses                  3,870      3,839           7,663         7,389

Income before income taxes               1,880      1,357           3,729         2,729
Provision for income taxes                 659        474           1,305           954
   Net income                       $    1,221  $     883       $   2,424     $   1,775
Earnings per common and
   common equivalent share          $      .73  $     .53       $    1.45     $    1.06

Dividends per common share          $      .20  $     .10       $     .30     $     .20

The notes to unaudited consolidated financial statements are an integral part of this statement.

                     CENIT BANCORP, INC. AND SUBSIDIARIES
  UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    Six Months Ended June 30, 1996
                        (Dollars in thousands)
                                                                     Net
                                                                   Unrealized
                                                           Common   Gain(Loss) on
                                       Addi-               Stock    Securities
                   Common    Common    tional              Acquired Available
                   Stock     Stock     Paid-in   Retained  by ESOP    for
                   Shares    Amount    Capital   Earnings  and MRP    Sale       Total
Balance
Dec. 31,
1995             1,596,675  $    16  $  16,903 $  28,641  $  (442)  $ 1,611     $46,729

Net
Income                   -        -          -     2,424        -         -       2,424

Cash divi-
dends declared,
net of tax bene-
fits relating
to dividends
paid on un-
allocated shares
held by ESOP             -        -          -      (480)       -         -        (480)

Principal
payments on
ESOP loan                -        -          -         -      150         -         150

Exercise of
stock options,
stock warrants,
and related
tax benefits        16,277        -        319         -        -         -         319

Net change in
unrealized gain
(loss) on
securities
available for
sale, net of
income taxes             -        -          -         -        -    (1,340)     (1,340)
Other                    -        -          -         -      (86)        -         (86)
Balance
June 30,
1996             1,612,952  $    16  $  17,222 $  30,585  $  (378)  $   271   $  47,716

The notes to unaudited consolidated financial statements are an integral part of this statement.

                CENIT BANCORP, INC. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                       (Dollars in thousands)
                                              Six months ended June 30,
                                               1996                1995
Cash flows from operating activities:
   Net income                              $   2,424         $    1,775
   Add (deduct) items not
     affecting cash in the period:
     Provision for loan losses                   155                359
     Provision for losses on real
        estate owned                               -                153
     Amortization of loan yield
        adjustments                              (14)               (86)
     Depreciation, amortization
        and accretion, net                     1,120                751
     Net (gains) losses on sales/
        disposals of:
        Loans                                   (370)              (156)
        Real estate, property
        and equipment                            (23)              (222)
     Proceeds from sales of loans
        held for sale                         28,764             15,403
     Originations of loans held
        for sale                             (28,076)           (10,627)
     Change in assets/liabilities:
        Decrease in interest
        receivable and other assets           (1,224)              (531)
        Decrease in other
        liabilities                             (359)            (1,060)
        Net cash provided by
        operating activities                   2,397              5,759
Cash flows from investing
     activities:
     Purchases of securities
        held to maturity                           -            (18,384)
     Purchases of securities
        available for sale                   (60,894)           (20,214)
     Principal repayments on
        securities available for
        sale                                  39,895                  6
   Principal repayments on
     securities held to maturity                   -             11,093
   Proceeds from maturities of
     securities available for sale             7,960              2,000
   Proceeds from sales of securities
     available for sale                        1,061                  -
   Net (increase) decrease in loans
     held for investment                       1,241            (16,836)
   Net proceeds on sales of real
     estate owned                                 78                649
   Additions to real estate owned                (35)              (860)
   Purchases of Federal Home Loan
     Bank stock and Federal Reserve
     Bank stock                               (4,811)            (2,501)
   Redemption of Federal Home Loan
     Bank stock                                2,770                850
   Proceeds from sale of property
     and equipment                                 -                368
   Purchases of property and
     equipment                                  (769)            (1,542)
     Net cash used for investing
     activities                              (13,504)           (45,371)

Cash flows from financing
   activities:
   Proceeds from exercise of
     stock options and warrants                  199                 82
   Net increase (decrease) in
     deposits                                (13,099)            22,905
   Proceeds from Federal Home
     Loan Bank advances                      939,143            366,000
   Repayment of Federal Home
     Loan Bank advances                     (912,143)          (333,000)
   Net increase in securities
     sold under agreement to
     repurchase and federal
     funds purchased                           2,265              1,085
   Cash dividends paid                          (480)              (247)
   Other, net                                    (63)              (182)
        Net cash provided by
        financing activities                  15,822             56,643

Increase in cash and cash
   equivalents                                 4,715             17,031
Cash and cash equivalents,
   beginning of period                        20,405             13,362
Cash and cash equivalents,
     end of period                         $  25,120         $   30,393
Supplemental disclosures of
   cash flow information:

     Cash paid during the period
        for interest                       $   5,755         $    5,672

     Cash paid during the period
        for income taxes                         775                936
   Schedule of noncash investing
     and financing activities:
     Real estate acquired in
        settlement of loans                $     870         $    2,657
     Loans to facilitate sale of
        real estate owned                      1,113              2,854

The notes to unaudited consolidated financial statements are an integral part of this statement.

                 CENIT BANCORP, INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
_____________________________________________________________________________

Note 1 - Basis of Presentation
   The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 1996 and 1995 are not necessarily indicative of results that may be expected for the entire year or any interim periods. Certain previously reported amounts have been reclassified to agree with the current presentation. The interim financial statements should be read in conjunction with the December 31, 1995 consolidated financial statements of CENIT Bancorp, Inc. (the "Company").

Note 2 - Earnings and Dividends Per Share
   Earnings per share for the three and six months ended June 30, 1996 are determined by dividing income for the periods by 1,673,793 and 1,676,998, respectively, the weighted average number of shares of common stock and common stock equivalents outstanding. Earnings per share for the three and six months ended June 30, 1995 are determined by dividing income for the periods by 1,674,834 and 1,667,259, respectively, the weighted average number of shares of common stock and common stock equivalents outstanding. Stock options and warrants are regarded as common stock equivalents and are therefore considered in earnings per share calculations, if dilutive. Common stock equivalents are computed using the treasury stock method. There is no material difference between primary and fully-diluted earnings per share. Dividends per share for 1995 were determined by dividing historical dividends declared by the Company by historical common shares outstanding of the Company, without adjustment for shares issued in connection with the Princess Anne Bank ("Princess Anne") merger. Princess Anne declared no dividends in 1995 prior to its merger with the Company.

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations

General

   The Company's business currently consists of the business of CENIT Bank, FSB ("CENIT Bank") and Princess Anne (the "Banks"). The principal business of the Banks consists of attracting retail deposits from the general public in their market areas through a variety of deposit products and investing these funds primarily in their market areas in residential mortgage loans, commercial real estate loans, construction loans, land acquisition and development loans, consumer loans, and commercial business loans. The Banks also invest in mortgage-backed certificates, securities issued by the U.S. Government and federal agencies and other investments permitted by applicable laws and regulations.

   On July 3, 1996, the Company announced that CENIT Bank and Essex Savings Bank, FSB, had executed a definitive agreement pursuant to which CENIT Bank will assume the deposits of five Essex Bank branches located in Hampton, Newport News, Portsmouth, Norfolk, and Grafton, Virginia. CENIT Bank will operate the branches located in Hampton and Newport News. The branches located in Norfolk and Portsmouth will be consolidated into existing CENIT Bank branches located in those neighborhoods. The Grafton branch will either be sold to another financial institution or will be closed and the deposits transferred to another CENIT Bank branch.

   This transaction will be accounted for by the purchase method of accounting and is expected to close in the fall of 1996 following the receipt of all necessary regulatory approvals. CENIT Bank intends to invest the proceeds received in mortgage-backed certificates and/or residential mortgage loans.

   At June 30, 1996, the five Essex Bank branches had total deposits of $69.9 million, including $5.3 million at the Grafton location.
Of the total deposits, $9.9 million represented balances equal to or greater than $95,000. The $69.9 million of deposits were comprised of $56.6 million of certificate of deposit accounts with a weighted average cost of 5.91% and a weighted average remaining maturity of 15 months at June 30, 1996, and $13.3 million of money market deposit, passbook, and checking accounts with an average cost of 3.67% at June 30, 1996.

Financial Condition Of The Company

Total Assets

   At June 30, 1996, the Company had total assets of $655.8 million, an increase of $16.0 million, or 2.5%, since December 31, 1995.
This increase is accounted for primarily by the Company's purchase of additional adjustable rate mortgage-backed certificates.

Securities Available for Sale

   Securities available for sale totaled $227.8 million at June 30, 1996 and are comprised of U. S. Treasury securities, other U. S. Government agency securities, and mortgage-backed certificates.
The net increase of $9.5 million from December 31, 1995 resulted primarily from $48.8 million in adjustable rate mortgage-backed certificate purchases, $39.9 million of mortgage-backed certificate repayments, $12.1 million of U.S. Treasury and other U.S. Government agency securities purchases, and $8.0 million of proceeds from the maturities of securities.

Loans

   The balance of net loans held for investment decreased slightly from $319.2 million at December 31, 1995 to $318.1 million at June 30, 1996. For the six months ended June 30, 1996, loan originations totaled $83.3 million, loan purchases totaled $3.8 million, and total principal reductions totaled $84.0 million.

    The following table sets forth the composition of the Company's loans in dollar amounts and as a percentage of the Company's total gross loans held for investment at the dates indicated.
                              June 30, 1996         December 31, 1995
                                   (Dollars in Thousands)
                          Amount    Percent      Amount     Percent
Real estate loans:
 Residential permanent
 1- to 4-family:
   Adjustable rate        $ 98,469    27.28%    $ 98,093      27.44%
   Fixed rate
    Conventional            49,786    13.79       47,633      13.32
    Guaranteed by VA or
    insured by FHA           7,466     2.07        7,691       2.15
   Total permanent 1- to
   4-family                155,721    43.14      153,417      42.91
 Residential permanent 5
 or more family              8,423     2.33        9,343       2.61
   Total permanent resi-
   dential loans           164,144    45.47      162,760      45.52
 Commercial real estate
   loans:
   Hotels                    9,786     2.71        9,652       2.70
   Office and warehouse
   facilities               28,610     7.93       30,483       8.52
   Retail facilities        19,193     5.32       17,450       4.88
   Other                     4,095     1.13        5,459       1.53
   Total commercial real
   estate loans             61,684    17.09       63,044      17.63
 Construction loans:
   Residential 1- to 4-
    family                  50,547    14.00       51,637      14.44
   Residential 5 or more
    family                   6,790     1.88        4,224       1.18
   Nonresidential            2,993     0.83           50       0.02
   Total construction
 loans                      60,330    16.71       55,911      15.64

 Land acquisition and
    development loans:
   Consumer lots             5,204     1.44        5,646       1.58
   Acquisition and
    development             13,243     3.67       14,961       4.18


   Total land acquisition
    and development loans   18,447     5.11       20,607       5.76
   Total real estate loans 304,605    84.38      302,322      84.55
Consumer loans:
 Boats                       8,722     2.42        9,766       2.73
 Home equity and second
   mortgage                 22,515     6.24       20,811       5.82
 Mobile homes                  177     0.05          206       0.06
 Other                       5,917     1.64        5,211       1.46
   Total consumer loans     37,331    10.35       35,994      10.07
Commercial business loans   19,033     5.27       19,259       5.38
   Total loans             360,969   100.00%     357,575     100.00%
Less:
 Allowance for loan losses   3,770                 3,696
 Loans in process           39,186                34,728
 Unearned discounts,
   premiums, and loan fees,
    net                        (42)                  (43)
                            42,914                38,381
Total loans, net          $318,055             $ 319,194

    The following table sets forth information about originations, purchases, sales, and principal reductions for the Company's loans for the period indicated.
                                          Six Months Ended
                                               June 30, 1996
                                         (Dollars in Thousands)
Loans originated:
  Real estate:
   Permanent:
     Residential 1- to 4-family                    $   38,109
     Residential 5 or more family                           -
       Total                                           38,109
   Commercial real estate                               5,200
      Construction:
     Residential 1- to 4-family                         7,707
     Residential 5 or more family                         944
     Nonresidential                                     2,943
       Total                                           11,594
   Land acquisition:
     Consumer lots                                        560
     Acquisition and development                          100
       Total                                              660
       Total real estate loans originated              55,563
  Consumer:
   Home equity and second mortgage                      6,839
   Other                                                2,824
       Total                                            9,663
  Commercial business                                  18,046
       Total loans originated                          83,272
  Loans purchased                                       3,758
       Total loans originated and purchased            87,030
Principal reductions:
  Repayments and other principal reductions            55,568
  Real estate loans sold                               28,404
       Total principal reductions                      83,972
Net increase in total loans                        $    3,058
Net decrease in loans held for sale                $     (336)
Net increase in gross loans held for investment         3,394
                                                   $    3,058

Deposits

   The balance of deposits decreased from $450.5 million at December 31, 1995 to $437.4 million at June 30, 1996. During this period, certificates of deposit decreased from $294.4 million at December 31, 1995 to $275.8 million at June 30, 1996. Also during this period, noninterest-bearing deposits increased from $38.7 million at December 31, 1995 to $47.0 million at June 30, 1996.

Capital

   The Company's and the Banks' capital ratios exceeded applicable regulatory requirements at June 30, 1996.

Asset Quality

   Nonperforming Assets. Nonperforming assets consist of nonperforming loans, real estate acquired in settlement of loans ("REO"), and other repossessed assets. Generally the Company does not accrue interest on loans that are 90 days or more past due, with the exception of certain VA-guaranteed or FHA insured one- to four-family permanent mortgage loans, certain credit card loans, and matured loans for which the borrowers are still making required monthly payments of interest, or principal and interest, and with respect to which the Banks are negotiating extensions or refinancings with the borrowers.

    The following table sets forth information about the Company's nonperforming loans, REO, and other repossessed assets at the dates indicated.
                                           June 30,        December 31,
                                            1996               1995
                                             (Dollars in Thousands)
Nonperforming loans:
 Real estate loans:
   Permanent residential 1- to 4-
    family
    Nonaccrual                            $     109       $     420
    Accruing loans 90 days or more
     past due                                   223              77
       Total                                    332             497

   Permanent residential 5 or more
    family                                      189               -
   Commercial real estate                       636               -
   Land acquisition and development             200             200
 Consumer loans:
   Boats                                         12               -
   Home equity and second mortgage                -             107
   Mobile homes                                 128             134
   Credit cards (accruing loans 90
 days or more past due)                           1              13
   Other                                          3               3
    Total                                       144             257
 Commercial business loans:
   Nonaccrual                                    97              70
   Accruing loans 90 days or more
    past due                                      8               4
    Total                                       105              74
Total nonperforming loans:
 Nonaccrual                                   1,374             934
 Accruing loans 90 or more days
   past due                                     232              94
    Total                                     1,606           1,028
Real estate owned, net                        1,557           1,828
Other repossessed assets, net                    16               1
 Total nonperforming assets, net          $   3,179       $   2,857
 Total nonperforming assets, net,
   to total assets                              .48%            .45%

    The increase in nonperforming assets from December 31, 1995 to June 30, 1996 related primarily to a $483,000 nonaccrual commercial real estate loan. The Company believes that foreclosure is highly probable.

    Allowance for Loan Losses.  The following table sets forth activity of the allowance for loan losses for the periods
indicated.
                                             Six months ended June 30,
                                                  1996               1995
                                                 (Dollars in Thousands)
Balance at beginning of period             $       3,696    $       3,789
Provision for loan losses                            155              359
Losses charged to allowance                         (219)            (637)
Recovery of prior losses                             138               93
Balance at end of period                   $       3,770    $       3,604

     The Company's provision for loan losses decreased to $155,000 for the six months ended June 30, 1996 as compared to $359,000 in the same period in 1995. This decrease is a result of the continued reduction in losses charged against the allowance. At June 30, 1996, the Company's coverage ratio was 234.7% based on a total allowance for loan losses of $3,770,000 and total nonperforming loans of $1,606,000. This compares to a coverage ratio of 172.9% at June 30, 1995.

Average Balance Sheets

     The following tables set forth, for the periods indicated, information regarding: (i) the total dollar amounts of interest income from interest-earning assets and the resulting average yields; (ii) the total dollar amounts of interest expense from interest-bearing liabilities and the resulting average costs; (iii) net interest income; (iv) interest rate spread; (v) net interest position; (vi) the net yield earned on interest-earning assets; and
(vii) the ratio of total interest-earning assets to total interest-bearing liabilities. Average balances shown in the following tables have been calculated using daily average balances.

                                 For the Three Months                                 For the Three Months
                                        Ended                                                 Ended
                                    June 30, 1996                                          June 30, 1995
                              _______________________________________     _____________________________________________
                              Average                   Yield/            Average                                Yield/
                              Balance   Interest        Cost              Balance               Interest         Cost
                                               (Dollars in thousands)
Interest-earning assets:
   Loans (1)               $  319,554  $ 6,948           8.70%         $    327,367         $     7,420           9.07%
   Mortgage-backed
    certificates              210,157    3,431           6.53               175,768               2,762           6.29
   U.S. Treasury and
    other U.S.
    Government agency
       securities              64,293    1,043           6.49                62,668                 982           6.27
   Federal funds sold           8,093      107           5.29                11,639                 170           5.84
   Federal Home Loan Bank
    and Federal Reserve
       Bank stock               9,061      163           7.20                 6,878                 124           7.21
    Total interest-
       earning assets         611,158   11,692           7.65               584,320              11,458           7.84

Noninterest-earning
   assets:
   REO                          1,577                                         2,927
   Other                       39,483                                        22,579
    Total noninterest-
    earning assets             41,060                                        25,506
       Total assets        $  652,218                                  $    609,826

Interest-bearing
   liabilities:
   Passbook and
   statement savings       $   44,765      377           3.37%         $     44,206                 390           3.53%
   Checking accounts           26,518      173           2.61                29,608                 204           2.76
   Money market de-
    posit accounts             41,291      330           3.20                42,701                 365           3.42
   Certificates of
    deposit                   280,676    3,731           5.32               285,471               3,858           5.41
    Total interest-
    bearing deposits          393,250    4,611           4.69               401,986               4,817           4.79
   Advances from the
    Federal Home Loan
    Bank                      155,019    2,036           5.25               129,297               2,041           6.31


   Securities sold
    under agreements
    to repurchase              13,542      216           6.38                 2,394                  32           5.35
   Other borrowings               341        7           8.21                   525                   8           6.10
    Total borrowings          168,902    2,259           5.35               132,216               2,081           6.30
    Total interest-
    bearing
    liabilities               562,152    6,870           4.89               534,202               6,898           5.16
Noninterest-bearing
   liabilities:
   Deposits                    37,930                                        26,935
   Other liabilities            5,121                                         4,827
    Total noninterest
    bearing
    liabilities                43,051                                        31,762
   Total liabilities          605,203                                       565,964

Stockholders' equity           47,015                                        43,862
Total liabilities and
   stockholders'
   equity                  $  652,218                                  $    609,826

Net interest income/
   interest rate
   spread                              $ 4,822           2.76%                              $     4,560           2.68%

Net interest position/
   net interest
   margin                $     49,006                    3.16%         $     50,118                               3.12%

Ratio of average
   interest-earning
   assets to
   average interest-
   bearing liabilities         108.72%                                       109.38%

<F1>
(1) Includes nonaccrual loans and loans held for sale.

                                 For the Six Months                          For the Six Months
                                        Ended                                        Ended
                                    June 30, 1996                               June 30, 1995
                            ___________________________________  _____________________________________________

                            Average                      Yield/  Average                              Yield/
                            Balance     Interest         Cost    Balance          Interest            Cost
                                          (Dollars in thousands)
Interest-earning assets:
   Loans (1)              $  321,255  $ 14,022           8.73%  $ 324,277         $    14,393           8.88%
   Mortgage-backed
    certificates             209,826     6,938           6.61     174,001               5,382           6.19
   U.S. Treasury and
    other U.S.
    Government agency
    securities                63,548     2,066           6.50      60,800               1,899           6.25
   Federal funds sold          7,272       192           5.28       8,436                 236           5.60
   Federal Home Loan
   Bank and Federal
   Reserve Bank stock          9,067       325           7.17       6,831                 246           7.20
    Total interest-
    earning assets           610,968    23,543           7.71     574,345              22,156           7.72
Noninterest-earning
   assets:
   REO                         1,658                                3,381
   Other                      37,857                               21,657
    Total noninterest-
    earning assets            39,515                               25,038
       Total assets       $  650,483                            $ 599,383
Interest-bearing
    liabilities:
   Passbook and
   statement savings      $   44,779       757           3.38%  $  32,729                 750           4.58%
   Checking accounts          26,364       343           2.60      41,279                 394           1.91
   Money market deposit
    accounts                  41,945       673           3.21      44,121                 739           3.35
   Certificates of
    deposit                  284,713     7,699           5.41     277,721               7,179           5.17
    Total interest-
    bearing deposits         397,801     9,472            4.76    395,850               9,062           4.58
   Advances from the
   Federal Home Loan
   Bank                      155,689     4,132           5.31     126,470               3,980           6.29
   Securities sold
    under agreements
    to repurchase              8,460       252           5.96       1,905                  45           4.72
   Other borrowings              440        17           7.73       1,181                  40           6.77
    Total borrowings         164,589     4,401           5.35     129,556               4,065           6.28
    Total interest-
    bearing
    liabilities              562,390    13,873           4.93     525,406              13,127           5.00
Noninterest-bearing
   liabilities:
   Deposits                   36,620                               26,217
   Other liabilities           4,471                                4,326
   Total noninterest-
   bearing liabilities        41,091                               30,543
   Total liabilities         603,481                              555,949
Stockholders' equity          47,002                               43,434
Total liabilities and
stockholders' equity      $  650,483                            $ 599,383

Net interest income/
interest rate
   spread                             $ 9,670          2.78%                      $     9,029           2.72%

Net interest position/
net interest margin       $   48,578                   3.17%    $  48,939                               3.14%

Ratio of average
interest-earning
assets to average
interest-bearing
liabilities                   108.64%                              109.31%

<F1>
(1) Includes nonaccrual loans and loans held for sale.

Comparison of Operating Results for the Three Months Ended June 30, 1996 and June 30, 1995.

General

   The Company's pre-tax income for the three months ended June 30, 1996 was $1,880,000 compared to $1,357,000 during the same period in the prior year. This increase is primarily attributable to a $262,000 increase in net interest income, a $136,000 decrease in the provision for loan losses and a $156,000 increase in other income, the effect of which more than offset a $31,000 increase in other expenses.

Net Interest Income

   The Company's net interest income before provision for loan losses increased by $262,000, or 5.7%, for the quarter ended June 30, 1996 as compared to that of the previous year. This increase resulted primarily from a $234,000 increase in interest income. The increase in interest income was primarily attributable to an increase in the average balance and yield of mortgage-backed certificates.

   Interest on the Company's portfolio of mortgage-backed certificates increased by approximately $669,000 from $2.8 million for the quarter ended June 30, 1995 to $3.4 million for the comparable 1996 period. This increase resulted from both a $34.4 million increase in the average balance of the portfolio and an increase in the average yield of the portfolio from 6.29% in the quarter ended June 30, 1995 to 6.53% in the comparable 1996 period. The increase in the yield on mortgage-backed certificates occurred because certificates backed by adjustable-rate mortgage loans ("ARMs") adjusted to higher rates and as a result of the sale of lower yielding mortgage-backed certificates during the fourth quarter of 1995 and the subsequent purchase of higher yielding adjustable mortgage-backed certificates.

   Interest on loans decreased by $472,000 in the quarter ended June 30, 1996 compared to the comparable 1995 period. This decrease was attributable to a decrease in the average yield of the portfolio from 9.07% in the quarter ended June 30, 1995, to 8.70% in the comparable 1996 period and to a $7.8 million decrease in the average balance of loans.
   Interest on deposits decreased by $206,000 in the quarter ended June 30, 1996 compared to the comparable 1995 period. This decrease was primarily attributable to a $4.8 million decrease in the average balance of certificates of deposit in the quarter ended June 30, 1996 compared to the comparable 1995 period and a decrease in the average cost of certificates of deposit from 5.41% in the quarter ended June 30, 1995 to 5.32% in the comparable 1996 period.


   The Company's interest on borrowings increased by $178,000 in the quarter ended June 30, 1996 compared to the comparable 1995 period. This increase was attributable to a $11.1 million increase in the average balance of securities sold under agreements to repurchase.

   The Company's net interest margin increased from 3.12% for the quarter ended June 30, 1995 to 3.16% for the quarter ended June 30, 1996. This increase was the result of an increase in the Company's interest rate spread from 2.68% in the quarter ended June 30, 1995 to 2.76% in the comparable 1996 period. The Company's calculations of interest rate spread and net interest rate margin include nonaccrual loans as interest-earning assets.

Provision for Loan Losses
   The Company's provision for loan losses decreased by $136,000 to $53,000 for the three months ended June 30, 1996, compared to the same period in 1995. This decrease is a result of the continued reduction in losses charged against the allowance.

Other Income
   Total other income increased from $825,000 in the quarter ended June 30, 1995 to $981,000 in the comparable 1996 period. A $85,000 increase in the gain on sale of loans, a $46,000 increase in deposit fees, and a $32,000 gain on the sale of available for sale securities were the primary reasons for the increase in other income. Other miscellaneous income increased by $11,000 primarily as a result of a $77,000 increase in merchant processing income and a $71,000 increase in brokerage fees recognized by CENIT Bank's commercial brokerage subsidiary, the effects of which were partially offset by a $156,000 nonrecurring gain on the sale of property recognized in the 1995 period.

Other Expenses
   Total other expenses increased by $31,000 for the quarter ended June 30, 1996 compared to the comparable 1995 period. Expenses, gains/losses, and provision for losses on real estate owned decreased by $298,000 from $291,000 in the quarter ended June 30, 1995 to net income of $7,000 in the comparable 1996 period. In the 1995 period, the provision for losses on REO totaled $153,000, net losses on sales totaled $68,000 and net holding costs totaled $70,000. This compares to net gains on sales of $24,000 and net holding costs of $17,000 in the 1996 period. There were no provisions for losses on REO in the 1996 period. Professional fees decreased by $85,000 largely due to decreases in legal and consulting expenses. Equipment, data processing, and supplies expense decreased by $53,000 primarily as a result in overall decreases in equipment and data processing costs. Salaries and employee benefits increased by $225,000 primarily due to a $49,000 increase in commissions relating to CENIT Bank's commercial mortgage loan subsidiary and increases in wages and directors' fees. Net occupancy expense of premises increased by $92,000 primarily as a result of incremental costs associated with Princess Anne's relocation of its Great Neck office, CENIT Bank's opening of a new Kiln Creek and a Super Kmart office, and CENIT Bank's relocation of its Main Street office. Other miscellaneous expenses increased by $156,000 primarily as a result of a $62,000 increase in merchant processing expenses and increases in advertising and loan processing expenses relating to an equity loan promotion.

Comparison  of  Operating  Results  for  the Six  Months  Ended
June 30, 1996 and June 30, 1995.

General

   The Company's pre-tax income for the six months ended June 30, 1996 was $3,729,000 compared to $2,729,000 during the same period in the prior year. This increase is primarily attributable to a $641,000 increase in net interest income, a $204,000 decrease in the provision for loan losses and a $429,000 increase in other income, the effect of which more than offset a $274,000 increase in other expenses.

Net Interest Income

   The Company's net interest income before provision for loan losses increased by $641,000, or 7.1%, for the six months ended June 30, 1996 as compared to that of the previous year. This increase resulted from a $1,387,000 increase in interest income, which exceeded a $746,000 increase in interest expense. The increase in interest income was primarily attributable to an increase in the average balance and yield of mortgage-backed certificates. The increase in interest expense was primarily attributable to an increase in the average balance and average cost of certificates of deposit.

   Interest on the Company's portfolio of mortgage-backed certificates increased by approximately $1,556,000 from $5.4 million for the six months ended June 30, 1995 to $6.9 million for the comparable 1996 period. This increase resulted from both a $35.8 million increase in the average balance of the portfolio and an increase in the average yield of the portfolio from 6.19% in the six months ended June 30, 1995 to 6.61% in the comparable 1996 period. The increase in the yield on mortgage-backed certificates occurred because certificates backed by ARMs adjusted to higher rates and as a result of the sale of lower yielding mortgage-backed certificates during the fourth quarter of 1995 and the subsequent purchase of higher yielding adjustable rate mortgage-backed certificates.

   Interest on loans decreased by $371,000 in the six months ended June 30, 1996 compared to the comparable 1995 period. This decrease was attributable to both a decrease in the average yield of the portfolio from 8.88% in the quarter ended June 30, 1995 to 8.73% in the comparable 1996 period and to a $3.0 million decrease in the average balance of loans.

   Interest on deposits increased by $410,000 in the six months ended June 30, 1996 compared to the comparable 1995 period. This increase was primarily attributable to a $7.0 million increase in the average balance of certificates of deposit in the six months ended June 30, 1996 compared to the comparable 1995 period and an increase in the average cost of certificates of deposit from 5.17% in the six months ended June 30, 1995 to 5.41% in the comparable 1996 period.

    The Company's interest on borrowings increased by $336,000 in the six months ended June 30, 1996 compared to the comparable 1995 period. This increase was attributable to a $6.6 million increase in the average balance of securities sold under agreements to repurchase and to a $29.2 million increase in the average balance of Federal Home Loan Bank of Atlanta ("FHLB") advances, the effect of which was partially offset by a decrease in the average cost of FHLB advances from 6.29% in the six months ended June 30, 1995 to 5.31% in the comparable 1996 period.

   The Company's net interest margin increased from 3.14% for the six months ended June 30, 1995 to 3.17% for the six months ended June 30, 1996. This increase was the result of an increase in the Company's interest rate spread from 2.72% in the six months ended June 30, 1995 to 2.78% in the comparable 1996 period. The Company's calculations of interest rate spread and net interest rate margin include nonaccrual loans as interest-earning assets.

Provision for Loan Losses
   The Company's provision for loan losses decreased by $204,000 to $155,000 for the six months ended June 30, 1996, compared to the same period in 1995. This decrease is a result of the continued reduction in losses charged against the allowance.

Other Income
   Total other income increased from $1,448,000 in the six months ended June 30, 1995 to $1,877,000 in the comparable 1996 period. A $214,000 increase in the gain on sale of loans, a $162,000 increase in miscellaneous other income, and a $69,000 increase in deposit fees were the primary reasons for the increase in other income. Other miscellaneous income increased by $162,000 primarily as a result of a $194,000 increase in brokerage fees recognized by CENIT Bank's commercial brokerage subsidiary and a $112,000 increase in merchant processing income, the effects of which were partially offset by a $156,000 nonrecurring gain on the sale of property recognized in the 1995 period.

Other Expenses
   Total other expenses increased by $274,000 for the six months ended June 30, 1996 compared to the comparable 1995 period. Salaries and employee benefits increased by $371,000 primarily due to a $95,000 increase in commissions relating to CENIT Bank's commercial mortgage loan subsidiary and overall increases in wages and directors' fees. Net occupancy expense of premises increased by $187,000 primarily as a result of incremental costs associated with CENIT Bank's opening of a new Kiln Creek and a Super Kmart office, Princess Anne's relocation of its Great Neck office and CENIT Bank's relocation of its Main Street office. Other miscellaneous expenses increased by $179,000 primarily as a result of a $96,000 increase in merchant processing expenses and increases in advertising and loan processing expenses relating to an equity loan promotion. The impact of these increases was partially offset by a $235,000 decrease in expenses, gains/losses, and provision for losses on real estate owned. In the 1995 period, the provision for losses on REO totaled $153,000, net gains on sales totaled $96,000 and net holding costs totaled $184,000. This compares to net gains on sales of $24,000 and net holding costs of $30,000 in the 1996 period. There were no provisions for losses on REO in the 1996 period. Professional fees also decreased by $194,000 largely due to decreases in legal and consulting expenses.

Liquidity
   The principal sources of funds for the Company for the six months ended June 30, 1996 included $939.1 million in proceeds from FHLB advances, $39.9 million in principal payments of mortgage-backed certificates, and $28.8 million in proceeds from the sale of loans. Funds were used primarily to repay FHLB advances totaling $912.1 million, to fund purchases of investment securities available for sale totaling $60.9 million, and to fund a net decrease in deposits of $13.1 million.

   The Company's liquidity could be impacted by a decrease in the renewals of deposits or general deposit runoff. However, the Company has the ability to raise deposits by conducting deposit promotions. In the event the Company requires funds beyond its ability to generate them internally, the Company could obtain additional advances from the FHLB. The Company could also obtain funds through the sale of investment securities from its available for sale portfolio.

    CENIT Bank is required to maintain specific levels of liquid investments. Current regulations require CENIT Bank to maintain liquid assets, which include short-term assets such as cash, certain time deposits and bankers' acceptances, short-term U.S. Treasury obligations, and mortgage-backed certificates with final maturities of five years or less, as well as certain long-term assets, equal to not less than 5.0% of its net withdrawable accounts plus short-term borrowings. CENIT Bank has generally maintained regulatory liquidity in excess of its required levels. CENIT Bank's liquidity ratio was 12.0% and 9.6% at June 30, 1996 and December 31, 1995, respectively.

   On July 23, 1996, the Company purchased $44.2 million of residential permanent 1- to 4-family loans with an approximate average yield of 7.50%. This purchase will be funded primarily with short-term FHLB advances and with proceeds from the sale of approximately $15.0 million of available for sale securities.

PART II - OTHER INFORMATION


Item 1 - Legal Proceedings - Inapplicable


Item 2 - Changes in Securities - Inapplicable


Item 3 - Defaults Upon Senior Securities - Inapplicable


Item 4 - Submission of Matters to a Vote of Security Holders - None


Item 5 - Other Information - None


Item 6 - Exhibits and Reports on Form 8-K - None



                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         CENIT BANCORP, INC.


DATE:  July 26, 1996                   /S/ Michael S. Ives
                                       Michael S. Ives
                                       President and Chief
                                       Executive Officer



DATE:  July 26, 1996                   /S/ John O. Guthrie
                                       John O. Guthrie
                                       Senior Vice President and
                                       Chief Financial Officer

