Form 10-Q/A
period 1996-06-30
CENIT BANCORP INC
filed 1996-09-04
CIK 877834

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549


                               FORM 10-Q/A - Amendment Number 1

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




                                         CENIT BANCORP, INC.


DATE:  September 4, 1996               /S/ Michael S. Ives
                                       Michael S. Ives
                                       President and Chief
                                       Executive Officer



DATE:  September 4, 1996               /S/ John O. Guthrie
                                       John O. Guthrie
                                       Senior Vice President and
                                       Chief Financial Officer

