Form 10-Q
period 1996-09-30
CENIT BANCORP INC
filed 1996-10-28
CIK 877834

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C. 20549



                               FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended September 30, 1996     Commission File Number 0-20378

                          CENIT BANCORP, INC.
        (Exact name of registrant as specified in its charter)

               Delaware                                      54-1592546
(State or other jurisdiction of             (I.R.S. Employer Identification
 incorporation or organization)                               Number)

       225 West Olney Road
          Norfolk, Virginia                                  23510
 (Address of principal executive                           (Zip code)
      office)

   Registrant's telephone number, including area code:    (757) 446-6600

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES   X                       NO

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock $.01 Par Value                               1,633,472
 Title of Class                             Number of Shares Outstanding
                                              as of October 25, 1996

               CENIT BANCORP, INC. AND SUBSIDIARIES

                               Contents


                                                                          Page
PART I - FINANCIAL INFORMATION

Item 1
 Financial Statements

Consolidated Statement of Financial Condition as of September 30, 1996
(Unaudited) and December 31, 1995 . . . . . . . . . . . . . . . . . . . . .  1

Unaudited Consolidated Statement of Operations for the Three Months and Nine
Months ended September 30, 1996 and September 30, 1995 . . . . . . . . . . . 2

Unaudited Consolidated Statement of Changes in Stockholders' Equity for the
Nine Months ended September 30, 1996. . . . . . . . . . . . . . . . . . . . .3

Unaudited Consolidated Statement of Cash Flows for the Nine Months ended
September 30, 1996 and September 30, 1995 . . . . . . . . . . . . . . . . . .4

Notes to Unaudited Consolidated Financial Statements. . . . . . . . . . . . .5

Item 2
 Management's Discussion and Analysis of Financial Condition and Results of
 Operations . . . . . . . . .  . . . . . . . .  . . . . . . . . . . . . . . .5


PART II - OTHER INFORMATION

Item 1
 Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .. . . . . . .17

Item 2
 Changes in Securities. . . . . . . . . . . . . . . . . . . . .. . . . . . .17

Item 3
 Defaults Upon Senior Securities. . . . . . . . . . . . . . . .. . . . . . .17

Item 4
 Submission of Matters to a Vote of Security Holders. . . . . .. . . . . . .17

Item 5
 Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . .17

Item 6
 Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . 17

 Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18




PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

               CENIT BANCORP, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
          (Dollars in thousands, except per share data)

                                       ASSETS

                                                                           (Unaudited)
                                                                           September 30, 1996      December 31, 1995
Cash                                                                      $  16,851                 $  12,966
Federal funds sold and interest earning deposits                              6,049                     7,439
Securities available for sale at fair value (adjusted
 cost of $239,366 and $265,862, respectively)                               240,541                   268,294
Loans, net:
 Held for investment                                                        382,778                   319,194
 Held for sale                                                                1,500                     2,982
Interest receivable                                                           5,714                     5,291
Real estate owned, net                                                        2,579                     1,828
Federal Home Loan Bank and Federal Reserve Bank stock, at cost               10,070                     7,029
Property and equipment, net                                                  12,621                    11,272
Goodwill and other intangibles                                                4,303                     1,777
Other assets                                                                  2,956                     1,740
                                                                          $ 685,962                 $ 639,812
               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits:
  Noninterest-bearing                                                     $  44,764                 $  38,664
  Interest-bearing                                                          448,062                   411,866
    Total deposits                                                          492,826                   450,530
 Advances from the Federal Home Loan Bank                                   131,000                   133,000
 Other borrowings                                                                75                       300
 Securities sold under agreements to repurchase                               7,497                     4,871
 Advance payments by borrowers for taxes and insurance                        1,011                       661
 Other liabilities                                                            5,279                     3,721
    Total liabilities                                                       637,688                   593,083
Stockholders' equity:
 Preferred stock, $.01 par value; authorized 3,000,000
  shares; none outstanding                                                        -                         -
 Common stock, $.01 par value; authorized 7,000,000 shares;
  issued and outstanding 1,633,438 and 1,596,675 shares,
  respectively                                                                   16                        16
 Additional paid-in capital                                                  17,623                    16,903
 Retained earnings - substantially restricted                                30,148                    28,641
 Common stock acquired by Employees Stock Ownership
  Plan (ESOP)                                                                   (75)                     (300)
 Common stock acquired by Management Recognition
  Plan (MRP)                                                                   (205)                     (142)
 Net unrealized gain on securities available for sale,
  net of income taxes                                                           767                     1,611
                                           Total stockholders' equity        48,274                    46,729
                                                                          $ 685,962                 $ 639,812

The notes to unaudited consolidated financial statements are an integral part of this statement.

               CENIT BANCORP, INC. AND SUBSIDIARIES

          UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
           (Dollars in thousands, except per share data)

                                                  Three months                Nine Months
                                                     Ended                       Ended
                                                   September 30,             September 30,
                                                1996           1995       1996            1995
Interest and fees on loans                    $ 7,859        $ 7,314    $ 21,880        $ 21,707
Interest on mortgage-backed certificates        3,269          2,961      10,208           8,343
Interest on investment securities                 850          1,037       2,916           2,936
Dividends and other interest income               278            361         795             843
  Total interest income                        12,256         11,673      35,799          33,829
Interest on deposits                            4,537          5,105      14,009          14,167
Interest on borrowings                          2,598          2,030       6,999           6,095
  Total interest expense                        7,135          7,135      21,008          20,262
  Net interest income                           5,121          4,538      14,791          13,567
Provision for loan losses                         101            163         256             522
  Net interest income after provision
     for loan losses                            5,020          4,375      14,535          13,045
Other income:
  Deposit fees                                    366            232         986             783
  Gains on sales of loans                         124            189         494             345
  Gains on sales of securities                     45              -          77               -
  Loan servicing fees and late charges             80            108         270             346
  Other                                           438            613       1,103           1,116
     Total other income                         1,053          1,142       2,930           2,590
Other expenses:
  Salaries and employee benefits                1,970          1,985       5,785           5,429
  Equipment, data processing and supplies         608            627       1,784           1,825
  Net occupancy expense of premises               437            382       1,264           1,023
  Expenses, gains/losses on sales and provision
    for losses on real estate owned, net           24             69          30             310
  Professional fees                               108            106         325             516
  Federal deposit insurance premiums            2,548            201       3,015             679
  Merger                                            -            753           -             753
  Other                                           655            521       1,811           1,498
     Total other expenses                       6,350          4,644      14,014          12,033
Income (loss) before income taxes                (277)           873       3,451           3,602
Provision for (benefit from) income taxes        (162)           498       1,142           1,452
  Net income (loss)                           $  (115)       $   375    $  2,309        $  2,150
Earnings (loss) per common and common
   equivalent share                           $  (.07)       $   .22    $   1.38        $   1.29
Dividends per common share                    $   .20        $   .08    $    .50        $    .23


The notes to unaudited consolidated financial statements are an integral part of this statement.

                     CENIT BANCORP, INC. AND SUBSIDIARIES
  UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                Nine Months Ended September 30, 1996
                       (Dollars in thousands)

                                                                                       Common     Net Unrealized
                                                                                        Stock     Gain (Lossl) on
                                                   Common   Additional                 Acquired     Securities
                                      Common       Stock     Paid-In      Retained     by ESOP     Available for
                                   Stock Shares    Amount    Capital      Earnings     and MRP        Sale        Total

Balance, December 31, 1995          1,596,675     $   16     $ 16,903     $ 28,641     $ (442)     $ 1,611      $46,729


Net income                                  -          -            -        2,309          -            -        2,309


Cash dividends declared, net of tax
 benefits relating to dividends paid
 on unallocated shares held by ESOP         -          -            -         (802)         -            -         (802)


Principal payments on ESOP loan             -          -            -            -        225            -          225


Exercise of stock options, stock
 warrants, and related tax benefits    36,763          -          720            -          -            -          720


Net change in unrealized gain (loss)
 on securities available for sale,
 net of income taxes                        -          -            -            -          -         (844)        (844)


Other                                       -          -            -            -        (63)           -          (63)


Balance, September 30, 1996         1,633,438      $  16     $ 17,623     $ 30,148     $  (280)    $   767      $48,274

The notes to unaudited consolidated financial statements are an integral part of this statement.

               CENIT BANCORP, INC. AND SUBSIDIARIES

          UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                      (Dollars in thousands)

                                                                               Nine months ended September 30,
                                                                               1996                       1995
Cash flows from operating activities:
 Net income                                                                 $  2,309                    $  2,150
 Add (deduct) items not affecting cash in the period:
  Provision for loan losses                                                      256                         522
  Provision for losses on real estate owned                                        -                         167
  Amortization of loan yield adjustments                                         (30)                       (193)
  Depreciation, amortization and accretion, net                                1,765                       1,171
  Net gains on sales/disposals of:
    Securities                                                                   (77)                          -
    Loans                                                                       (494)                       (345)
    Real estate, property and equipment                                          (16)                       (247)
  Proceeds from sales of loans held for sale                                  37,139                      23,483
  Originations of loans held for sale                                        (35,187)                    (20,046)
  Change in assets/liabilities net of effects from acquisition:
    Decrease in interest receivable and other assets                          (1,519)                       (433)
    Increase (decrease) in other liabilities                                   1,142                        (614)
    Net cash provided by operating activities                                  5,288                       5,615
Cash flows from investing activities:
 Purchases of securities held to maturity                                          -                     (42,669)
 Purchases of securities available for sale                                  (63,892)                    (30,106)
 Principal repayments on securities available for sale                        52,774                          16
 Principal repayments on securities held to maturity                               -                      20,060
 Proceeds from maturities and calls of securities available for sale          22,160                       6,000
 Proceeds from sales of securities available for sale                         14,792                           -
 Net increase in loans held for investment                                   (64,821)                    (12,591)
 Net proceeds on sales of real estate owned                                      360                         811
 Additions to real estate owned                                                 (132)                       (775)
 Purchases of Federal Home Loan Bank stock
  and Federal Reserve Bank stock                                              (6,651)                     (2,701)
 Redemption of Federal Home Loan Bank stock                                    3,610                       1,600
 Proceeds from sale of property and equipment                                      -                         358
 Purchases of property and equipment                                          (1,337)                     (1,932)
 Net proceeds from assumption of deposits                                     61,188                           -
  Net cash provided by (used for) investing activities                        18,051                     (61,929)
Cash flows from financing activities:
 Proceeds from exercise of stock options and warrants                            555                         217
 Net increase (decrease) in deposits                                         (21,348)                     43,430
 Proceeds from Federal Home Loan Bank advances                             1,535,000                     812,000
 Repayment of Federal Home Loan Bank advances                             (1,537,000)                   (794,000)
 Net increase in securities sold under agreement
  to repurchase and federal funds purchased                                    2,626                       1,171
 Cash dividends paid                                                            (806)                       (371)
 Other, net                                                                      129                        (136)
    Net cash provided by (used for) financing activities                     (20,844)                     62,311
Increase in cash and cash equivalents                                          2,495                       5,997
Cash and cash equivalents, beginning of period                                20,405                      13,360
Cash and cash equivalents, end of period                                    $ 22,900                    $ 19,357
Supplemental disclosures of cash flow  information:
  Cash paid during the period for interest                                  $  9,195                    $ 10,609
  Cash paid during the period for income taxes                                 1,595                         971
 Schedule of noncash investing and financing activities:
  Real estate acquired in settlement of loans                               $  2,441                    $  3,005
  Loans to facilitate sale of real estate owned                                1,372                       3,072



The notes to unaudited consolidated financial statements are an integral part of this statement.

               CENIT BANCORP, INC. AND SUBSIDIARIES

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation
  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 1996 and 1995 are not necessarily indicative of results that may be expected for the entire year or any interim periods. Certain previously reported amounts have been reclassified to agree with the current presentation. The interim financial statements should be read in conjunction with the December 31, 1995 consolidated financial statements of CENIT Bancorp, Inc. (the "Company").

Note 2 - Earnings and Dividends Per Share
  Earnings per share for the three and nine months ended September 30, 1996 are determined by dividing income for the periods by 1,602,531 and 1,675,619, respectively, the weighted average number of shares of outstanding common stock and common stock equivalents, where dilutive. The weighted average number of common stock equivalents for the three months ended September 30, 1996 totaled 70,332. However, these shares were not included in the third quarter earnings per share calculation as the effect would be anti-dilutive. Earnings per share for the three and nine months ended September 30, 1995 are determined by dividing income for the periods by 1,685,458 and 1,673,353, respectively, the weighted average number of shares of common stock and common stock equivalents outstanding. Stock options and warrants are regarded as common stock equivalents and are therefore considered in earnings per share calculations, if dilutive. Common stock equivalents are computed using the treasury stock method. There is no material difference between primary and fully-diluted earnings per share. Dividends per share for 1995 were determined by dividing historical dividends declared by the Company by historical common shares outstanding of the Company, without adjustment for shares issued in connection with the Princess Anne Bank ("Princess Anne") merger. Princess Anne declared no dividends in 1995 prior to its merger with the Company.

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

  On September 26, 1996, CENIT Bank assumed the deposits of four Essex Savings Bank, FSB ("Essex") branches pursuant to a Branch Purchase and Deposit Assumption Agreement dated July 2, 1996. As part of this transaction, CENIT Bank assumed approximately $62.8 million of deposits, acquired certain other assets and liabilities, and received approximately $61.0 million of cash.
CENIT Bank used the majority of the cash proceeds received in connection with the deposit assumption to reduce its Federal Home Loan Bank of Atlanta advances.

  In connection with this transaction, CENIT Bank has recorded total intangible assets of approximately $2.6 million. Goodwill totals approximately $2.2 million and will be amortized on a straight-line basis over 15 years. The core deposit intangible totals approximately $427,000 and will be amortized on an accelerated basis over ten years.

  CENIT Bank continues to operate the former Essex offices located in Downtown Hampton, Virginia and in the Denbigh area of Newport News, Virginia. The deposits associated with Essex's Norfolk and Portsmouth, Virginia offices have been consolidated into existing CENIT Bank retail offices in those neighborhoods. CENIT Bank will also acquire the deposits of Essex's
Grafton, Virginia location on or about November 7, 1996. These deposits will be consolidated into CENIT Bank's Kiln Creek office located in York County, Virginia. The Grafton office has approximately $5 million of deposits.

Financial Condition Of The Company
Total Assets
  At September 30, 1996, the Company had total assets of $686.0 million, an increase of $46.2 million, or 7.2%, since December 31, 1995. This increase is accounted for primarily by the Company's purchase of residential permanent 1- to 4-family real estate loans.

Securities Available for Sale
  Securities available for sale totaled $240.5 million at September 30, 1996 and are comprised of U. S. Treasury securities, other U. S. Government agency securities, and mortgage-backed certificates. The net decrease of $27.8 million from December 31, 1995 resulted primarily from the net effect of $52.8 million of mortgage-backed certificate repayments, $48.8 million in adjustable rate mortgage-backed certificate purchases, $22.2 million of proceeds from the maturities or calls of securities, $15.1 million of U.S. Treasury and other U.S. Government agency securities purchases, and $14.7 million of proceeds from the sale of securities.

Loans
  The balance of net loans held for investment increased from $319.2 million at December 31, 1995 to $382.8 million at September 30, 1996. This increase resulted primarily from an increase in residential permanent 1- to 4-family real estate loans. For the nine months ended September 30, 1996, loan originations totaled $134.7 million, loan purchases totaled $62.7 million, and total principal reductions totaled $128.0 million.

  The following table sets forth the composition of the Company's loans in dollar amounts and as a percentage of the Company's total gross loans held for investment at the dates indicated.
                                                September 30, 1996        December 31, 1995
                                                         (Dollars in Thousands)
                                                Amount      Percent       Amount     Percent
Real estate loans:
 Residential permanent 1- to 4-family:
  Adjustable rate                              $116,506      27.19%       $ 98,093    27.44%
  Fixed rate
   Conventional                                 100,203      23.39          47,633    13.32
   Guaranteed by VA or insured by FHA             7,257       1.69           7,691     2.15
  Total permanent 1- to 4-family                223,966      52.27         153,417    42.91
 Residential permanent 5 or more family           8,349       1.95           9,343     2.61
  Total permanent residential loans             232,315      54.22         162,760    45.52
 Commercial real estate loans:
  Hotels                                          9,697       2.26           9,652     2.70
  Office and warehouse facilities                28,127       6.56          30,483     8.52
  Retail facilities                              18,936       4.42          17,450     4.88
  Other                                           3,324       0.78           5,459     1.53
  Total commercial real estate loans             60,084      14.02          63,044    17.63
 Construction loans:
  Residential 1- to 4-family                     45,320      10.58          51,637    14.44
  Residential 5 or more family                    7,549       1.76           4,224     1.18
  Nonresidential                                  3,165        .74              50     0.02
  Total construction loans                       56,034      13.08          55,911    15.64

 Land acquisition and development loans:
  Consumer lots                                   5,309       1.24           5,646     1.58
  Acquisition and development                    15,801       3.69          14,961     4.18
  Total land acquisition and development
   loans                                         21,110       4.93          20,607     5.76
  Total real estate loans                       369,543      86.25         302,322    84.55
Consumer loans:
 Boats                                            8,305       1.94           9,766     2.73
 Home equity and second mortgage                 26,760       6.24          20,811     5.82
 Mobile homes                                       151        .04             206     0.06
 Other                                            6,139       1.43           5,211     1.46
  Total consumer loans                           41,355       9.65          35,994    10.07
Commercial business loans                        17,549       4.10          19,259     5.38
  Total loans                                   428,447     100.00%        357,575   100.00%
Less:
 Allowance for loan losses                        3,999                      3,696
 Loans in process                                41,167                     34,728
 Unearned discounts, premiums, and loan fees, net   503                        (43)
                                                 45,669                     38,381
Total loans, net                               $382,778                   $319,194

  The following table sets forth information about originations, purchases, sales, and principal reductions for the Company's loans for the period indicated.
                                                             Nine Months Ended
                                                             September 30, 1996
                                                            (Dollars in Thousands)
Loans originated:
 Real estate:
   Permanent:
     Residential 1- to 4-family                                  $   60,421
     Residential 5 or more family                                         -
      Total                                                          60,421
   Commercial real estate                                             5,457
     Construction:
     Residential 1- to 4-family                                      14,985
     Residential 5 or more family                                     1,844
     Nonresidential                                                   3,287
      Total                                                          20,116
   Land acquisition:
     Consumer lots                                                      921
     Acquisition and development                                      2,764
      Total                                                           3,685
      Total real estate loans originated                             89,679
 Consumer:
   Home equity and second mortgage                                   13,811
   Other                                                              3,894
      Total                                                          17,705
 Commercial business                                                 27,335
      Total loans originated                                        134,719
 Loans purchased                                                     62,656
      Total loans originated and purchased                          197,375
Principal reductions:
 Repayments and other principal reductions                           91,325
 Real estate loans sold                                              36,669
      Total principal reductions                                    127,994
Net increase in total loans                                      $   69,381
Net decrease in loans held for sale                              $   (1,491)
Net increase in gross loans held for investment                      70,872
                                                                 $   69,381

Deposits

  The balance of deposits increased from $450.5 million at December 31, 1995 to $492.8 million at September 30, 1996. Also during this period, noninterest-bearing deposits increased from $38.7 million at December 31, 1995 to $44.8 million at September 30, 1996. As discussed above, on September 26, 1996, CENIT Bank acquired approximately $62.8 million of deposits from Essex. These deposits included approximately $51.4 million of certificates of deposit, $6.2 million of money market deposit accounts, $3.5 million of passbook and statement savings accounts, and $1.7 million of checking accounts.

Capital

  The Company's and the Banks' capital ratios exceeded applicable regulatory requirements at September 30, 1996.

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
                                              September 30,         December 31,
                                                  1996                  1995
                                                    (Dollars in Thousands)
Nonperforming loans:
 Real estate loans:
  Permanent residential 1- to 4-family
   Nonaccrual                                  $   1,106             $    420
   Accruing loans 90 days or more past due           340                   77
        Total                                      1,446                  497

  Permanent residential 5 or more family             189                    -
  Commercial real estate                             468                    -
  Land acquisition and development                   200                  200
 Consumer loans:
  Boats                                               12                    -
  Home equity and second mortgage                     30                  107
  Mobile homes                                        94                  134
  Credit cards (accruing loans 90 days or
     more past due)                                    -                   13
  Other                                               16                    3
   Total                                             152                  257
 Commercial business loans:
  Nonaccrual                                         547                   70
  Accruing loans 90 days or more past due              8                    4
   Total                                             555                   74
Total nonperforming loans:
 Nonaccrual                                        2,662                  934
 Accruing loans 90 or more days past due             348                   94
   Total                                           3,010                1,028
Real estate owned, net                             2,579                1,828
Other repossessed assets, net                         13                    1
 Total nonperforming assets, net                 $ 5,602             $  2,857
 Total nonperforming assets, net, to total assets    .82%                 .45%

    The increase in nonperforming assets from December 31, 1995 to September 30, 1996 related primarily to a $751,000 increase in real estate owned, a $686,000 increase in nonaccrual permanent residential 1- to 4-family real estate loans, a $477,000 increase in nonaccrual commercial business loans, and a $468,000 commercial real estate loan. Real estate owned at September 30, 1996 includes approximately $1.4 million obtained by a deed in lieu of foreclosure in August 1996 relating to a construction loan. This real estate owned is comprised of eleven single family residences and one single family lot. At September 30, 1996, nine of the single family residences are complete or substantially complete and the other two homes are approximately 60% and 85% complete, respectively.

 Nonaccrual permanent residential 1- to 4-family real estate loans increased primarily as a result of the inclusion of five loans totaling $676,000 secured by condominium units located in a Houston, Texas high rise. These loans have private mortgage insurance and the Company and the borrower are in the process of executing a modification agreement.

 Nonaccrual commercial business loans increased primarily as a result of the inclusion of two loans to two related entities totaling $377,000. The Company has a total of seven loans with approximately $1.0 million outstanding at September 30, 1996 to these borrowers and other related entities. The other five loans are comprised of a $279,000 commercial real estate loan, a $200,000
acquisition and development loan, a $126,000 permanent 1- to 4-family residential real estate loan, two auto loans totaling $15,000, and a $15,000 commercial loan. The $126,000 residential real estate loan and the two auto loans are also on nonaccrual at September 30, 1996. All of the loans except for the $200,000 acquisition and development loan are also cross-collateralized and cross-defaulted.

 One of the borrowers' companies suffered a severe cashflow drain in the first half of 1996 and ceased operations in late July, 1996. Currently, one of the related entities is engaged in substantive negotiations for the sale of a large parcel of land to an unrelated third party. A portion of this land secures the $200,000 acquisition and development loan. The Company believes the five nonperforming loans will return to a performing status only in the event this land is sold. Otherwise, the Company believes liquidation of collateral will become necessary.

 The $468,000 nonaccrual commercial real estate loan is secured by an office building located in Virginia Beach, Virginia. The Company believes that foreclosure on this property is highly probable.

 Allowance for Loan Losses.  The following table sets forth activity of the allowance for loan losses for the periods indicated.
                                           Nine months ended September 30,
                                              1996                 1995
                                                 (Dollars in Thousands)

Balance at beginning of period            $  3,696              $  3,789
Provision for loan losses                      256                   522
Losses charged to allowance                   (399)                 (956)
Recovery of prior losses                       446                   148
Balance at end of period                  $  3,999              $  3,503

  The Company's provision for loan losses decreased to $256,000 for the nine months ended September 30, 1996 as compared to $522,000 in the same period in 1995. This decrease is a result of the continued reduction in net losses charged against the allowance. At September 30, 1996, the Company's coverage ratio was 132.9% based on a total allowance for loan losses of $3,999,000 and total nonperforming loans of $3,010,000. This compares to a coverage ratio of 190.9% at September 30, 1995.

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


                                         For the Three Months           For the Three Months
                                                 Ended                           Ended
                                          September 30, 1996             September 30, 1995

                                       Average              Yield/     Average              Yield/
                                       Balance   Interest    Cost      Balance   Interest    Cost
                                                      (Dollars in thousands)
Interest-earning assets:
  Loans (1)                           $363,986   $ 7,859     8.64%     $325,751  $ 7,314     8.98%
  Mortgage-backed certificates         194,063     3,269     6.74       186,164    2,961     6.36
  U.S. Treasury and other U.S.
    Government agency securities        53,285       850     6.38        66,356    1,037     6.25
  Federal funds sold                     7,259        97     5.35        15,349      225     5.86
  Federal Home Loan Bank and
    Federal Reserve Bank stock          10,014       181     7.23         7,464      136     7.29
    Total interest-earning assets      628,607    12,256     7.80       601,084   11,673     7.77

Noninterest-earning assets:
  REO                                    2,402                            2,499
  Other                                 37,149                           24,806
    Total noninterest-earning assets    39,551                           27,305
      Total assets                    $668,158                         $628,389

Interest-bearing liabilities:
  Passbook and statement savings      $ 45,536       391     3.43%     $ 44,833      412     3.68%
  Checking accounts                     27,035       165     2.44        28,160      185     2.63
  Money market deposit accounts         42,031       336     3.20        43,415      380     3.50
  Certificates of deposit              274,148     3,645     5.32       293,289    4,128     5.63
    Total interest-bearing deposits    388,750     4,537     4.67       409,697    5,105     4.98
  Advances from the Federal Home
    Loan Bank                          181,087     2,518     5.56       131,478    1,994     6.07
  Securities sold under agreements
    to repurchase                        6,960        75     4.31         2,348       25     4.26
  Other borrowings                         237         5     8.44           473       11     9.30
    Total borrowings                   188,284     2,598     5.52       134,299    2,030     6.05
    Total interest-bearing liabilities 577,034     7,135     4.95       543,996    7,135     5.25

Noninterest-bearing liabilities:
  Deposits                              39,336                           33,860
  Other liabilities                      3,672                            5,631
    Total noninterest-bearing
      liabilities                       43,008                           39,491
      Total liabilities                620,042                          583,487

Stockholders' equity                    48,116                           44,902
Total liabilities and stockholders'
  equity                              $668,158                         $628,389

Net interest income/interest rate
  spread                                         $ 5,121     2.85%               $ 4,538     2.52%

Net interest position/net interest
  margin                              $ 51,573               3.26%     $ 57,088              3.02%

Ratio of average interest-earning
  assets to average interest-bearing
    liabilities                         108.94%                          110.49%

(1) Includes nonaccrual loans and loans held for sale.

                                         For the Nine Months            For the Nine Months
                                                Ended                          Ended
                                         September 30, 1996             September 30, 1995
                                       Average              Yield/     Average              Yield/
                                       Balance   Interest    Cost      Balance   Interest    Cost
                                       (Dollars in thousands)
Interest-earning assets:
  Loans (1)                           $335,603   $ 21,880    8.69%     $324,438  $ 21,707    8.92%
  Mortgage-backed certificates         204,506     10,208    6.66       177,873     8,343    6.25
  U.S. Treasury and other U.S.
    Government agency securities        60,102      2,916    6.47        62,837     2,936    6.23
  Federal funds sold                     7,267        289    5.30        10,765       462    5.72
  Federal Home Loan Bank and
    Federal Reserve Bank stock           9,385        506    7.19         7,044       381    7.21
    Total interest-earning assets      616,863     35,799    7.74       582,957    33,829    7.74

Noninterest-earning assets:
  REO                                    1,908                            3,084
  Other                                 37,648                           22,954
    Total noninterest-earning assets    39,556                           26,038
      Total assets                    $656,419                         $608,995

Interest-bearing liabilities:
  Passbook and statement savings      $ 45,033      1,148    3.40%     $ 44,574     1,163    3.48%
  Checking accounts                     26,590        508    2.55        28,967       577    2.66
  Money market deposit accounts         41,974      1,010    3.21        43,883     1,119    3.40
  Certificates of deposit              281,166     11,343    5.38       282,984    11,308    5.33
    Total interest-bearing deposits    394,763     14,009    4.73       400,408    14,167    4.72
  Advances from the Federal Home
    Loan Bank                          162,943      6,651    5.44       128,172     5,974    6.21
  Securities sold under agreements
    to repurchase                        9,230        327    4.72         2,055        70    4.54
  Other borrowings                         372         21    7.53           928        51    7.33
    Total borrowings                   172,545      6,999    5.41       131,155     6,095    6.20
    Total interest-bearing liabilities 567,308     21,008    4.94       531,563    20,262    5.08

Noninterest-bearing liabilities:
  Deposits                              37,532                           28,707
  Other liabilities                      4,203                            4,827
    Total noninterest-bearing
      liabilities                       41,735                           33,534
      Total liabilities                609,043                          565,097

Stockholders' equity                    47,376                           43,898
Total liabilities and stockholders'
  equity                              $656,419                         $608,995

Net interest income/interest rate
  spread                                         $ 14,791    2.80%               $ 13,567    2.66%

Net interest position/net interest
  margin                              $ 49,555               3.20%     $ 51,394              3.10%

Ratio of average interest-earning
assets to average interest-bearing
  liabilities                           108.74%                          109.67%

(1) Includes nonaccrual loans and loans held for sale.

Comparison  of  Operating  Results  for  the Three  Months  Ended
September 30, 1996 and September 30, 1995.

General

  The Company had a pre-tax loss of $277,000 for the three months ended September 30, 1996 compared to pre-tax income of $873,000 during the same period in the prior year. This decrease in income is largely attributable to a $1,706,000 increase in other expenses resulting primarily from the $2,340,000 special assessment charged to the Company in connection with the recently enacted federal legislation to recapitalize the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation. The impact of the increase in other expenses and an $89,000 decrease in other income more than offset the effect of a $583,000 increase in net interest income and a $62,000 decrease in the provision for loan losses.

Net Interest Income

  The Company's net interest income before provision for loan losses increased by $583,000, or 12.8%, for the quarter ended September 30, 1996 as compared to that of the previous year. This increase resulted from an increase in interest income. The increase in interest income was primarily attributable to an increase in the average balance of loans and mortgage-backed certificates, and to an increase in the yield of mortgage-backed certificates.

  Interest on loans increased by $545,000 in the quarter ended September 30, 1996 compared to the comparable 1995 period. This increase was attributable to a $38.2 million increase in the average balance of loans, the effect of which more than offset a decrease in the average yield of the portfolio from 8.98% in the quarter ended September 30, 1995, to 8.64% in the comparable 1996 period.

  Interest on the Company's portfolio of mortgage-backed certificates increased by approximately $308,000 from $3.0 million for the quarter ended September 30, 1995 to $3.3 million for the comparable 1996 period. This increase resulted from both a $7.9 million increase in the average balance of the portfolio and an increase in the average yield of the portfolio from 6.36% in the quarter ended September 30, 1995 to 6.74% in the comparable 1996 period. The increase in the yield on mortgage-backed certificates occurred because certificates backed by adjustable-rate mortgage loans ("ARMs") adjusted to higher rates and as a result of the sale of lower yielding mortgage-backed certificates during the fourth quarter of 1995 and the subsequent purchase of higher yielding adjustable mortgage-backed certificates.

  Interest on deposits decreased by $568,000 in the quarter ended September 30, 1996 compared to the comparable 1995 period. This decrease was primarily attributable to a $19.1 million decrease in the average balance of certificates of deposit in the quarter ended September 30, 1996 compared to the comparable 1995 period and a decrease in the average cost of certificates of deposit from 5.63% in the quarter ended September 30, 1995 to 5.32% in the comparable 1996 period.

  The Company's interest on borrowings increased by $568,000 in the quarter ended September 30, 1996 compared to the comparable 1995 period. This increase was attributable to a $49.6 million increase in the average balance of Federal Home Loan Bank (FHLB) advances, the effect of which was partially offset by a decrease in the average cost of FHLB advances from 6.07% in the quarter ended September 30, 1995 to 5.56% in the comparable 1996 period.

  The Company's net interest margin increased from 3.02% for the quarter ended September 30, 1995 to 3.26% for the quarter ended September 30, 1996. This increase was the result of an increase in the Company's interest rate spread from 2.52% in the quarter ended September 30, 1995 to 2.85% in the comparable 1996 period. The Company's calculations of interest rate spread and net interest rate margin include nonaccrual loans as interest-earning assets.

Provision for Loan Losses
  The Company's provision for loan losses decreased by $62,000 to $101,000 for the three months ended September 30, 1996, compared to the same period in 1995. This decrease is a result of the continued reduction in net losses charged against the allowance.

Other Income
  Total other income decreased from $1,142,000 in the quarter ended September 30, 1995 to $1,053,000 in the comparable 1996 period. The effect of a $134,000 increase in deposit fees and a $45,000 gain on the sale of securities was more than offset by a $65,000 decrease in gains on the sale of loans, a $28,000 decrease in loan servicing fees and late charges, and a $175,000 decrease in other miscellaneous income. Other miscellaneous income decreased primarily as a result of a $315,000 decrease in brokerage fees recognized by CENIT Bank's commercial brokerage subsidiary, the effect of which was partially offset by a $95,000 increase in merchant processing income.

Other Expenses
  Total other expenses increased by $1,706,000 for the quarter ended
September 30, 1996 compared to the comparable 1995 period. The 1996 period includes the $2,340,000 SAIF special assessment discussed above. Also, the 1995 period includes $753,000 of merger expenses relating to the merger with Princess Anne. Exclusive of the SAIF special assessment in the 1996 period and the merger expenses in the 1995 period, total other expenses were $4,010,000 and $3,891,000, respectively. Net occupancy expenses of premises increased by $55,000 primarily as a result of incremental costs associated with Princess Anne's relocation of its Great Neck office and CENIT Bank's opening of a new Super Kmart office. Other miscellaneous expense increased by $134,000 primarily as a result of a $77,000 increase in merchant processing expenses and increases in loan expenses relating to an equity loan promotion.

Comparison of Operating Results for the Nine Months Ended September 30, 1996 and September 30, 1995.

General

  The Company's pre-tax income for the nine months ended September 30, 1996 was $3,451,000 compared to $3,602,000 during the same period in the prior year.
The effect of a $1,224,000 increase in net interest income, a $340,000 increase in other income, and a $266,000 decrease in the provision for loan losses was more than offset by a $1,981,000 increase in other expenses. The increase in other expenses resulted primarily from the $2,340,000 SAIF special assessment discussed above.

Net Interest Income

  The Company's net interest income before provision for loan losses increased by $1,224,000, or 9.0%, for the nine months ended September 30, 1996 as compared to that of the previous year. This increase resulted from a $1,970,000 increase in interest income, which exceeded a $746,000 increase in interest expense. The increase in interest income was primarily attributable to an increase in the average balance and yield of mortgage-backed certificates. The increase in interest expense was primarily attributable to an increase in the average balance of FHLB advances.

  Interest on the Company's portfolio of mortgage-backed certificates increased by approximately $1,865,000 from $8.3 million for the nine months ended September 30, 1995 to $10.2 million for the comparable 1996 period. This increase resulted from both a $26.6 million increase in the average balance of the portfolio and an increase in the average yield of the portfolio from 6.25% in the nine months ended September 30, 1995 to 6.66% in the comparable 1996 period. The increase in the yield on mortgage-backed certificates occurred because certificates backed by ARMs adjusted to higher rates and as a result of the sale of lower yielding mortgage-backed certificates during the fourth quarter of 1995 and the subsequent purchase of higher yielding adjustable rate mortgage-backed certificates.

  Interest on loans increased by $173,000 in the nine months ended September 30, 1996 compared to the comparable 1995 period. This increase was attributable to an $11.2 million increase in the average balance of loans, the effect of which more than offset a decrease in the average yield of the portfolio from 8.92% in the quarter ended September 30, 1995 to 8.69% in the comparable 1996 period.

  The Company's interest on borrowings increased by $904,000 in the nine months ended September 30, 1996 compared to the comparable 1995 period. This increase was attributable to a $34.8 million increase in the average balance of FHLB advances, the effect of which was partially offset by a decrease in the average cost of FHLB advances from 6.21% in the nine months ended
September 30, 1995 to 5.44% in the comparable 1996 period.

  The Company's net interest margin increased from 3.10% for the nine months ended September 30, 1995 to 3.20% for the nine months ended September 30, 1996. This increase was the result of an increase in the Company's interest rate spread from 2.66% in the nine months ended September 30, 1995 to 2.80% in the comparable 1996 period. The Company's calculations of interest rate spread and net interest rate margin include nonaccrual loans as interest-earning assets.

Provision for Loan Losses
  The Company's provision for loan losses decreased by $266,000 to $256,000 for the nine months ended September 30, 1996, compared to the same period in 1995. This decrease is a result of the continued reduction in net losses charged against the allowance.

Other Income
  Total other income increased from $2,590,000 in the nine months ended September 30, 1995 to $2,930,000 in the comparable 1996 period. This increase resulted primarily from a $203,000 increase in deposit fees and a $149,000increase in the gain on sale of loans.

Other Expenses
  Total other expenses increased by $1,981,000 for the nine months ended September 30, 1996 compared to the comparable 1995 period. The 1996 period includes the $2,340,000 SAIF special assessment discussed above. Also, the 1995 period includes $753,000 of merger expenses relating to the merger with Princess Anne. Exclusive of the SAIF special assessment in the 1996 period and the merger expenses in the 1995 period, total other expenses were $11,674,000 and $11,280,000, respectively. Salaries and employee benefits increased by $356,000 primarily as a result of overall increases in wages, increases in directors' fees, and CENIT Bank's opening of a new Super Kmart office. Net occupancy expense of premises increased by $241,000 primarily as a result of incremental costs associated with Princess Anne's relocation of its Great Neck office and CENIT Bank's opening of a new Super Kmart office, the relocation of its Norfolk Main Street office, and the opening of a new Kiln Creek office. Other miscellaneous expense increased by $313,000 primarily as a result of a $173,000 increase in merchant processing expenses and increases in loan expenses and marketing expenses relating to an equity loan promotion. Expenses, gains/losses, and provision for loan losses on real estate owned decreased by $280,000 from $310,000 in the nine months ended September 30, 1995 to $30,000 in the comparable 1996 period. In the 1995 period, net holding costs totaled $239,000, the provision for losses on REO totaled $167,000, and net gains on sales totaled $96,000.
This compares to net holding costs of $49,000 and net gains on sales of $19,000 in the 1996 period. There were no provisions for losses on REO in the 1996 period. Professional fees decreased by $191,000 largely due to decreases in legal expenses.

Liquidity
  The principal sources of funds for the Company for the nine months ended September 30, 1996 included $1.54 billion in proceeds from FHLB advances, $52.8 million in principal payments of mortgage-backed certificates, and $37.1 million in proceeds from the sale of loans. In addition, the Company received $61.2 million of net proceeds from the assumption of the Essex deposits.
Funds were used primarily to repay FHLB advances totaling $1.54 billion, to fund purchases of investment securities available for sale totaling $63.9 million, to fund a $64.8 million net increase in loans held for investment, and to fund a net decrease in deposits of $21.3 million.

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

  CENIT Bank is required to maintain specific levels of liquid investments. Current regulations require CENIT Bank to maintain liquid assets, which include short-term assets such as cash, certain time deposits and bankers' acceptances,short-term U.S. Treasury obligations, and mortgage-backed certificates with final maturities of five years or less, as well as certain long-term assets, equal to not less than 5.0% of its net withdrawable accounts plus short-term borrowings. CENIT Bank has generally maintained regulatory liquidity in excess of its required levels. CENIT Bank's liquidity ratio was 9.2% and 9.6% at September 30, 1996 and December 31, 1995, respectively.

  On September 24, 1996, the Company committed to purchase approximately $11.7 million of adjustable-rate residential permanent 1- to 4-family loans with an initial approximate yield of 6.96%. This purchase will be funded primarily with short-term FHLB advances.

PART II - OTHER INFORMATION


Item 1 - Legal Proceedings - Inapplicable


Item 2 - Changes in Securities - Inapplicable


Item 3 - Defaults Upon Senior Securities - Inapplicable


Item 4 - Submission of Matters to a Vote of Security Holders - None


Item 5 - Other Information - None


Item 6 - Exhibits and Reports on Form 8-K

  (a) Exhibits - None

  (b) Reports on Form 8-K
      Form 8-K dated September 26, 1996
      Item 2 - Acquisition or Disposition of Assets

  On October 10, 1996, the Registrant filed a Report on Form 8-K disclosing that on September 26, 1996, CENIT Bank, a wholly-owned subsidiary of the Registrant, assumed the deposits of four Essex Savings Bank, FSB branches pursuant to a Branch Purchase and Deposit Assumption Agreement dated July 2, 1996. As part of this transaction, CENIT Bank assumed approximately $63 million of deposits, acquired certain other assets and liabilities, and received approximately $61 million of cash. CENIT Bank used the majority of the cash proceeds received in connection with the deposit assumption to reduce its Federal Home Loan Bank of Atlanta advances.

                            SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            CENIT BANCORP, INC.




DATE: October 25 , 1996                    /S/ Michael S. Ives
                                           Michael S. Ives
                                           President and Chief Executive Officer



DATE: October 25 , 1996                     /S/ John O. Guthrie
                                            John O. Guthrie
                                            Senior Vice President and
                                            Chief Financial Officer