Form 10-K
period 1996-12-31
CENIT BANCORP INC
filed 1997-03-28
CIK 877834

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________.

Commission file number 0-20378
                                   CENIT BANCORP, INC.
                     (Exact name of registrant as specified in its charter)

           Delaware                                    54-1592546
           --------                                    ----------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

                    225 West Olney Road
                    Norfolk, Virginia                            23510
       (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code 757-446-6600

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share
                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No. _____.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the closing price of $45.00 of the registrant's common stock on February 28, 1997, as reported on the Nasdaq Stock Market under the symbol "CNIT," the aggregate market value of the voting stock held by non-affiliates of the registrant was $65,065,455. Solely for purposes of this calculation, all executive officers and directors of the registrant are considered to be affiliates. Also included are certain shares held by various employee benefit plans.

The number of shares of the registrant's common stock outstanding as of February 28, 1997 was 1,639,989.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1996 are incorporated by reference into Parts I and II hereof.

Portions of the Proxy Statement for the Annual Meeting to be held on April 23, 1997 are incorporated by reference into Part III hereof.

                                  PART I

Item 1 - Business

General

     CENIT Bancorp, Inc. (the "Company") is a Delaware corporation that was organized in July, 1991 for the purpose of becoming the unitary savings and loan holding company for CENIT Bank, FSB ("CENIT Bank"). On July 28, 1992, the members of CENIT Bank adopted a plan of conversion pursuant to which CENIT Bank converted, effective August 5, 1992, from a federally chartered mutual savings bank to a federally chartered stock savings bank (the "Conversion") with the concurrent issuance of all of the capital stock of CENIT Bank to the Company. On August 5, 1992, the Company issued and sold 1,236,250 shares of common stock to subscribers in a Subscription and Community Offering. The Company used $11.7 million of the net proceeds to acquire all the capital stock of CENIT Bank. Prior to the Conversion, the Company did not engage in any business, other than that of an organizational nature.

     On September 26, 1996 and November 7, 1996, CENIT Bank assumed the deposits of five Essex Savings Bank, FSB ("Essex") branches pursuant to a Branch Purchase and Deposit Assumption Agreement dated July 2, 1996. As part of these transactions, CENIT Bank assumed approximately $68.1 million of deposits, acquired certain other assets and liabilities, and received approximately $65.5 million of cash. See Note 3 of the Notes to Consolidated Financial Statements in the 1996 Annual Report to stockholders, which is attached hereto as Exhibit 13.

     On August 1, 1995, the Company and Princess Anne Bank ("Princess Anne"), a Virginia commercial bank, became affiliated pursuant to a definitive agreement entered into in November 1994. Under the terms of the agreement, Princess Anne's shareholders received 0.3364 shares of CENIT Bancorp common stock for each share of Princess Anne common stock. This resulted in the issuance of 353,779 shares of CENIT Bancorp common stock. This combination was accounted for as a pooling of interests. As part of this transaction, effective August 1, 1995, Princess Anne began operating as a wholly-owned subsidiary of the Company. At August 1, 1995, Princess Anne reported total assets of $94.1 million and stockholders' equity of $6.9 million. See Note 2 of the Notes to Consolidated Financial Statements in the 1996 Annual Report to stockholders, which is attached hereto as Exhibit 13.

     As a result of the Princess Anne merger, the Company became a bank holding company subject to the Bank Holding Company Act of 1956 (the "BHCA"), as amended, and became subject to regulation by the Federal Reserve Board (the
"Federal Reserve"). The BHCA generally limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity which is so closely related to banking or to managing or controlling banks as to be a proper incident thereto. See "Regulation and Supervision--Regulation of the Company--Activities Restrictions." Currently the Company does not transact any material business other than through its two subsidiaries, CENIT Bank and Princess Anne (the "Banks"). Throughout this report, the combined operations, policies, and practices of the Banks are often referred to as the operations, policies and practices of the Company.

     On April 1, 1994, CENIT Bank and Homestead Savings Bank, FSB ("Homestead") merged pursuant to a definitive agreement entered into on October 21, 1993. The merger was accounted for by the purchase method of accounting. At March 31, 1994, Homestead had total assets of approximately $53.9 million and deposits of approximately $47.1 million. See Note 2 of the Notes to Consolidated Financial Statements in the 1996 Annual Report to Stockholders, which is attached hereto as Exhibit 13.

     The Company currently conducts its business from its corporate headquarters in Norfolk, Virginia, and through nineteen retail offices and two mortgage origination offices located in southeastern Virginia. At December 31, 1996, the Company had total deposits of $499.0 million. CENIT Bank's deposits are insured up to the maximum allowable amount by the Federal Deposit Insurance Corporation (the "FDIC") through the Savings Association Insurance Fund ("SAIF"). CENIT Bank is regulated by the Office of Thrift Supervision (the "OTS"). Princess Anne's deposits are insured up to the maximum allowable amount by the FDIC through the Bank Insurance Fund ("BIF") and the SAIF. Princess Anne is regulated principally at the federal level by the Federal Reserve Board and at the state level by the Virginia State Corporation Commission (the "SCC"). The Banks are members of the Federal Home Loan Bank of Atlanta (the "FHLB-Atlanta") and are also regulated by the FDIC. The Banks are further subject to regulations of the Board of Governors of the Federal Reserve Board concerning reserves required to be maintained against deposits and certain other matters. The Company is also regulated by the Securities and Exchange Commission (the "SEC").

     At December 31, 1996, the Company had total assets of $707.1 million and total stockholders' equity of $49.6 million. The Company's office is located at the corporate headquarters of CENIT Bank at 225 West Olney Road, Norfolk, Virginia, 23510. The telephone number is (757) 446-6600.

Market Area

     The Company is located in the Norfolk-Virginia Beach-Newport News Metropolitan Statistical Area ("MSA"), which extends approximately 65 miles from Williamsburg, Virginia to Virginia Beach, Virginia, and Currituck County, North Carolina. This MSA is the 27th largest MSA in the United States and the fourth largest MSA in the southeastern United States with a population in 1993 of approximately 1.5 million persons. The Company's principal market within this region is the Hampton Roads area, which is composed of the cities of Norfolk, Portsmouth, Virginia Beach, Chesapeake, Suffolk, Hampton, and Newport News. The Company has its corporate headquarters in Norfolk, Virginia and the Banks currently have a total of nineteen retail offices located in the cities of Norfolk, Portsmouth, Virginia Beach, Chesapeake, Hampton, Newport News and in York County, Virginia. In addition, the Company has a mortgage loan origination office located in the city of Chesapeake. One of the Company's York County retail offices also includes a mortgage loan origination office.

     Although the Hampton Roads area supports a wide range of industrial and commercial activities, the area's principal employer is the United States Navy and other branches of the Armed Forces of the United States. Recent cutbacks in defense spending and the realignment of domestic military installations have not had an adverse impact on the Company's market area. However, future significant cutbacks in defense spending and future consolidations of domestic military installations could affect the general economy of the Company's market area. Depending on whether the Hampton Roads area experiences an overall increase or decrease in military and federal wages and salaries, the potential future impact of any such cutbacks or consolidations could be either favorable or unfavorable.

Competition

     The Company faces significant competition both in making loans and in attracting deposits. The Company's competition for loans comes from commercial banks, savings banks, mortgage banking subsidiaries of regional commercial banks, national mortgage bankers, insurance companies, and other institutional lenders. The Company's most direct competition for deposits has historically come from savings banks, commercial banks, credit unions and other financial institutions. Based upon total combined assets at December 31, 1996, the Banks together constitute the second largest bank or thrift institution with their parent company headquartered in their MSA. The Company may face an increase in competition as a result of the continuing reduction in the restrictions on the interstate operations of financial institutions. The Company also faces competition for deposits from short-term money market mutual funds and other corporate and government securities funds.

Net Interest Income

     Net interest income, the primary source of the Company's earnings, represents the difference between income on interest-earning assets (primarily loans and investments) and expense on interest-bearing liabilities (primarily deposits and borrowings). Net interest income is affected by both the interest rate spread (the difference between the rates of interest earned on interest-earning assets and the rates of interest paid on interest-bearing liabilities) and by the Company's net interest position (the difference between the average amount of interest-earning assets and the average amount of interest-bearing liabilities). Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, market interest rates, the volume of noninterest-earning assets and the volume of noninterest-bearing liabilities available to support interest-earning assets all affect net interest income.

Average Balance Sheet

     The following table sets forth, for the years indicated, information regarding: (i) the total dollar amounts of interest income from interest-earning assets and the resulting average yields; (ii) the total dollar amounts of interest expense from interest-bearing liabilities and the resulting average costs; (iii) net interest income; (iv) interest rate spread; (v) net interest position; (vi) the net yield earned on interest-earning assets; and (vii) the ratio of total interest-earning assets to total interest-bearing liabilities. Average balances shown in the following table have been calculated using daily average balances.


                                                                                           Year ended December 31,
                                                                 1994                        1995                             1996
                                           Average               Yield/  Average             Yield/   Average                Yield/
                                           Balance   Interest    Cost    Balance  Interest   Cost     Balance    Interest     Cost
                                           -------   --------    ----    -------  --------   ----     -------    --------     ----
                                                                               (Dollars in Thousands)
Interest-earning assets:
   Loans (1)                               $295,014   $24,747    8.39%  $324,316   $28,907   8.91%   $352,153    $30,243      8.59%
   Mortgage-backed certificates             162,330     9,169    5.65    181,154    11,406   6.30     197,562     13,224      6.69
   U.S. Treasury and other U.S.
      Government agency securities           53,179     3,072    5.78     64,640     4,046   6.26      56,826      3,657      6.44
   Federal funds sold                        12,100       485    4.01     11,384       653   5.74       7,618        405      5.32
   Federal Home Loan Bank and
      Federal Reserve Bank stock              5,672       353    6.22      7,091       515   7.26       8,913        642      7.20
                                              -----       ---              -----       ---              -----        ---
      Total interest-earning assets         528,295    37,826    7.16    588,585    45,527   7.73     623,072     48,171      7.73
                                            -------    ------            -------    ------            -------     ------
Noninterest-earning assets:
   REO                                        4,034                        2,879                        2,015
   Other                                     19,217                       24,062                       38,178
                                             ------                       ------                       ------
      Total noninterest-earning assets       23,251                       26,941                       40,193
                                             ------                       ------                       ------
        Total assets                       $551,546                     $615,526                     $663,265
                                           ========                     ========                     ========
Interest-bearing liabilities:
   Passbook and statement savings          $ 51,378     1,607    3.13   $ 44,758     1,561   3.49     $45,816      1,558      3.40
   Checking accounts                         32,230       749    2.32     28,151       767   2.72      26,951        677      2.51
   Money market deposit accounts             47,139     1,399    2.97     43,847     1,506   3.43      43,057      1,398      3.25
   Certificates of deposit                  259,580    11,640    4.48    287,042    15,548   5.42     293,336     15,607      5.32
                                            -------    ------    ----    -------    ------   ----     -------     ------      ----
      Total interest-bearing deposits       390,327    15,395    3.94    403,798    19,382   4.80     409,160     19,240      4.70
                                            -------    ------            -------    ------            -------     ------
   Advances from the Federal Home
      Loan Bank                              87,892     4,021    4.57    128,499     7,910   6.16     154,854      8,423      5.44
   Other borrowings                             646        43    6.66        817        62   7.59         295         22      7.46
   Securities sold under agreements
      to repurchase                           1,141        37    3.24      2,543       122   4.80       8.616        402      4.67
                                              -----        --              -----       ---              -----        ---
      Total interest-bearing liabilities    480,006    19,496    4.06    535,657    27,476   5.13     572,925     28,087      4.90
                                            -------    ------            -------    ------            -------     ------
Noninterest-bearing liabilities:
   Deposits                                  26,890                       31,308                       38,133
   Other liabilities                          3,858                        4,182                        4,477
                                              -----                        -----                        -----
    Total noninterest-bearing liabilities    30,748                       35,490                       42,610
                                             ------                       ------                       ------
        Total liabilities                   510,754                      571,147                      615,535
Stockholders' equity                         40,792                       44,379                       47,730
                                             ------                       ------                       ------
Total liabilities and stockholders'equity  $551,546                     $615,526                     $663,265
                                           ========                     ========                     ========
Net interest income/interest rate spread              $18,330    3.10%             $18,051   2.60%               $20,084      2.83%
                                                      =======    ====              =======   ====                =======      ====
Net interest position/net interest margin  $ 48,289              3.47%  $ 52,928             3.07%   $ 50,147                 3.22%
                                           ========              ====   ========             ====    ========                 ====
Ratio of average interest-earning assets to
   average interest-bearing liabilities      110.06%                      109.88%                      108.75%
                                             ======                       ======                       ======

(1)  Includes nonaccrual loans and loans held for sale.

Volume/Rate Analysis

     The following table analyzes changes in interest income and interest expense in terms of: (i) changes in the volume of interest- earning assets and interest-bearing liabilities and (ii) changes in rate. The table reflects the extent to which changes in the Company's interest income and interest expense are attributable to changes in volume (changes in volume multiplied by prior period's rate) and changes in rate (changes in rate multiplied by prior period's volume). Changes attributable to the combined impact of volume and rate have been allocated proportionately to changes due to volume and changes due to rate.



                                                                    Year ended December 31,
                                               -------------------------------------------------------------
                                                         1994 vs. 1995                   1995 vs. 1996
                                               -----------------------------    ----------------------------
                                                      Increase (decrease)              Increase (decrease)
                                                           due to                           due to
                                               Volume       Rate        Net     Volume       Rate       Net
                                               ------       ----        ---     ------       ----       ---
                                                                    (Dollars in Thousands)

Interest Income:
   Loans (1)                                  $ 2,552    $ 1,608    $ 4,160    $ 2,417    $(1,081)   $ 1,336
   Mortgage-backed certificates                 1,125      1,112      2,237      1,072        746      1,818
   U.S. Treasury and other U.S.
     Government agency securities                 702        272        974       (500)       111       (389)
   Federal funds sold                             (30)       198        168       (203)       (45)      (248)
   Federal Home Loan Bank and
     Federal Reserve Bank stock                    97         65        162        131         (4)       127
                                                   --         --        ---        ---         --        ---

     Total interest income                      4,446      3,255      7,701      2,917       (273)     2,644
                                                -----      -----      -----      -----       ----      -----

Interest Expense:
   Passbook and statement savings                (219)       173        (46)        36        (39)        (3)
   Checking accounts                             (102)       120         18        (32)       (58)       (90)
   Money market deposit accounts                 (102)       209        107        (28)       (80)      (108)
   Certificates of deposit                      1,318      2,590      3,908        338       (279)        59
   Advances from the Federal Home Loan Bank     2,225      1,664      3,889      1,502       (989)       513
   Other borrowings                                12          7         19        (39)        (1)       (40)
   Securities sold under agreements to
     repurchase                                    61         24         85        283         (3)       280
                                                   --         --         --        ---         --        ---

     Total interest expense                     3,193      4,787      7,980      2,060     (1,449)       611
                                                -----      -----      -----      -----     ------        ---

     Net interest income                      $ 1,253    $(1,532)   $  (279)   $   857    $ 1,176    $ 2,033
                                              =======    =======    =======    =======    =======    =======


___________________________
(1)  Includes nonaccrual loans and loans held for sale.

Interest Rate Risk Management

     The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1996 that are subject to repricing or that mature in each of the future time periods shown. The table reflects estimated contractual amortization as well as certain assumptions regarding prepayment of loans and mortgage-backed certificates and the withdrawal of certain deposits that are outside of actual contractual terms, including a prepayment rate per period of approximately 10% to 18% for adjustable-rate one- to four-family residential mortgages, 6% to 14 % for fixed-rate one- to four-family residential mortgages, 2% to 32% for most other loans, and 11% to 23% for mortgage-backed certificates. These prepayment assumptions are based on the recent prepayment experience of the Company. Further, the table assumes various rates of retention for money market deposit, savings and checking accounts. The annual retention rates used are approximately 69% for money market deposit accounts, 83% for checking accounts, and 86% for savings accounts. These estimated retention rates are those last published by the OTS in November, 1994. For additional discussion, See "Management's
Discussion and Analysis of Financial Condition and Results of Operations--Interest Rate Risk Management" included in the 1996 Annual Report to Stockholders, which is attached hereto as Exhibit 13 and incorporated herein by reference.

Interest Sensitivity Analysis

                                                                                  Total       Over one      Over three
                                              0-3         4-6         7-12        within        year to       years or
                                            Months      Months       Months      one year    three years   nonsensitive  Total
                                            ------      ------       ------      --------    -----------   ------------  -----
                                                                           (Dollars in Thousands)
Assets
   Interest-earning assets:

   Loans (1)                              $107,364    $ 40,446    $ 91,704      $239,514     $103,400      $ 82,599    $425,513
   Securities available for sale:
     U.S. Treasury securities                3,000       4,517       6,555        14,072       26,224             --      40,296
     Other U.S. Government
       agency securities                     2,003       1,005         995        4,003        2,006             --       6,009
     Mortgage-backed certificates           46,464      39,252      73,652       159,368       10,619          7,719     177,706
   Federal funds sold and interest-
     earning deposits                        6,003          --          --         6,003           --             --       6,003
   Federal Home Loan Bank and
     Federal Reserve Bank stock                 --          --          --            --           --          7,861       7,861
     Total interest-earning assets        $164,834    $ 85,220    $172,906       $422,960     $142,249      $ 98,179    $663,388
Liabilities
   Interest-bearing liabilities:
     Interest-bearing deposits:
       Passbook, statement savings
         and checking accounts (2)        $  2,996    $  2,996    $  5,996       $11,988      $18,700       $ 47,620    $ 78,308
       Money market deposit accounts         3,513       3,513       7,027        14,053       16,268         14,494      44,815
       Certificates of deposits             81,159      55,681      92,689       229,529       68,501         31,658     329,688
   Total interest-bearing deposits          87,668      62,190     105,712       255,570      103,469         93,772     452,811
     Advances from the Federal
       Home Loan Bank                      148,000          --          --       148,000           --             --     148,000
     Securities sold under
       agreements to repurchase              7,138          --          --         7,138           --             --       7,138
   Total interest-bearing
     liabilities (2)                      $242,806    $ 62,190    $105,712       $410,708     $103,469      $ 93,772    $607,949
Interest sensitivity gap                  $(77,972)   $ 23,030    $ 67,194       $12,252      $38,780       $  4,407    $ 55,439
Cumulative interest sensitivity gap       $(77,972)   $(54,942)   $ 12,252       $12,252      $51,032
Cumulative interest sensitivity gap
   as a percentage of total assets          (11.0)%      (7.8)%        1.7%          1.7%         7.2%

__________________
(1) Excludes nonaccrual loans of $2.4 million.
(2) Excludes $46.2 million of noninterest-bearing deposits.

Lending Activities

     General. The Company engages in a wide range of lending activities, which include the origination, primarily in its market area, of one to four-family and multi-family residential mortgage loans, commercial real estate loans, construction loans, land acquisition and development loans, consumer loans, and commercial business loans and the bulk purchase of residential loans outside its market area. At December 31, 1996, the Company's total gross loans held for investment in all categories equaled $468.4 million.

     Set forth on the following page is selected data relating to the composition of the Company's loan portfolio by type of loan and type of security on the dates indicated.

     Loan Portfolio Composition. The following table sets forth the composition of the Company's loans held for investment in dollar amounts and as a percentage of the Company's total loans held for investment at the dates indicated.


                                                                               At December 31,
                                            -----------------------------------------------------------------------------------
                                                1992              1993             1994             1995             1996
                                            --------------   --------------   --------------   --------------   ---------------
                                            Amount Percent   Amount  Percent  Amount  Percent  Amount  Percent  Amount  Percent
                                            --------------   ------  -------  ------  -------  ------  -------  ------  -------
                                                                           (Dollars in Thousands)
Real estate loans:

   Residential permanent 1- to 4-family:
     Adjustable rate                      $ 50,051  16.75%  $56,658  19.79%  $ 91,657  26.28%  $98,093  27.44%  $157,542  33.63%
     Fixed rate
       Conventional                         51,481  17.22    37,291  13.03     48,241  13.83    47,633  13.32     98,952  21.12
       Guaranteed by VA or insured by FHA   12,521   4.19     9,932   3.47      8,594   2.46     7,691   2.15      7,004   1.50
     Total permanent 1- to 4-family        114,053  38.16   103,881  36.29    148,492  42.57   153,417  42.91    263,498  56.25
   Residential permanent 5 or more family   11,580   3.87    10,678   3.73     11,043   3.16     9,343   2.61      7,100   1.52
     Total permanent residential loans     125,633  42.03   114,559  40.02    159,535  45.73   162,760  45.52    270,598  57.77
   Commercial real estate loans:
     Hotels                                  6,090   2.04     9,059   3.17      6,303   1.81     9,652   2.70      9,651   2.06
     Office and warehouse facilities        27,334   9.15    25,224   8.81     27,153   7.78    30,483   8.52     27,178   5.80
     Retail facilities                      14,032   4.69    15,278   5.34     16,987   4.87    17,450   4.88     18,181   3.88
     Other                                   1,901   0.64       581   0.20      1,983   0.57     5,459   1.53      3,304    .71
     Total commercial real estate loans     49,357  16.52    50,142  17.52     52,426  15.03    63,044  17.63     58,314  12.45
   Construction loans:
     Residential 1- to 4-family             25,353   8.48    35,327  12.34     53,900  15.45    51,637  14.44     43,807   9.35
     Residential 5 or more family              600   0.20     1,475   0.52      2,234   0.64     4,224   1.18      8,855   1.89
     Nonresidential:
       Office and warehouse facilities         950   0.32         -      -          -      -         -      -          -      -
       Other                                 2,036   0.68     1,125   0.39         50   0.02        50   0.02      3,365    .72
     Total construction loans               28,939   9.68    37,927  13.25     56,184  16.11    55,911  15.64     56,027  11.96
   Land acquisition and development loans:
     Consumer lots                          11,752   3.93     8,707   3.04      5,906   1.69     5,646   1.58      5,396   1.15
     Acquisition and development             7,352   2.46     5,641   1.97     14,950   4.29    14,961   4.18     16,010   3.42
     Total land acquisition and
       development loans                    19,104   6.39    14,348   5.01     20,856   5.98    20,607   5.76     21,406   4.57
   Total real estate loans                 223,033  74.62   216,976  75.80    289,001  82.85   302,322  84.55    406,345  86.75
Consumer loans:
   Boats                                    19,843   6.64    15,266   5.33     12,004   3.44     9,766   2.73      7,814   1.67
   Home equity and second mortgage          21,240   7.10    19,742   6.90     23,252   6.67    20,811   5.82     29,578   6.31
   Mobile homes                              9,614   3.22     8,011   2.80        392   0.11       206   0.06        137    .03
   Other                                     8,733   2.92     7,449   2.60      7,052   2.02     5,211   1.46      6,606   1.41
   Total consumer loans                     59,430  19.88    50,468  17.63     42,700  12.24    35,994  10.07     44,135   9.42
Commercial business loans                   16,449   5.50    18,812   6.57     17,129   4.91    19,259   5.38     17,922   3.83
   Total loans                             298,912  100.00% 286,256  100.00%  348,830 100.00%  357,575  100.00%  468,402 100.00%
Less:
   Allowance for loan losses                 3,884            4,039             3,789            3,696             3,806
   Loans in process                         15,348           23,397            39,397           34,728            42,309
   Unearned discounts, premiums, and
     loan fees, net                            411              216                66              (43)               68
                                            19,643           27,652            43,252           38,381            46,183
Total loans, net                          $279,269          $258,604         $305,578          $319,194         $422,219


     Loan Maturities and Interest Rate Sensitivity. The following tables set forth the fixed-rate and adjustable-rate composition and the contractual maturities by general loan categories of the Company's loan portfolio at December 31, 1996. Loans shown in the table as including a "call" provision are fixed-rate loans that permit the Company to demand payment of the loan on one or more specified dates as set forth in the loan documents. Such loans are included in the category in which they first may be called by the Company. The amounts shown for each period do not take into account loan prepayments. The contractual maturities of the loans indicated in the following tables do not necessarily reflect the actual average life of loans in the Company's loan portfolio because of loan prepayments and other factors.


                                                                      Maturity in:
                                       --------------------------------------------------------------------------
                                                     Over one    Over five    Over ten         Over
                                       One year      to five      to ten      to twenty       twenty
                                       or less        years        years        years          years        Total
                                       -------        -----        -----        -----          -----        -----
                                                                 (Dollars in Thousands)


Permanent 1- to 4-family               $ 10,774      $ 43,583    $ 37,944     $ 85,938      $ 85,259      $ 263,498

Permanent 5 or more family                  285         1,392       1,663        3,524           236          7,100

Commercial real estate                    6,223        13,129      14,139       22,213         2,610         58,314

Construction                             56,027             -           -            -             -         56,027

Land acquisition and development         15,754           929         931        2,462         1,330         21,406

Consumer                                 23,965        11,725       6,224        1,770           451         44,135

Commercial business                      12,023         5,233         327          339             -         17,922
                                         ------         -----         ---          ---                       ------

   Total                               $125,051      $ 75,991    $ 61,228     $116,246       $ 89,886     $ 468,402
                                       ========      ========    ========     ========       ========     =========


                                                               Maturity after December 31, 1997:
                                          -------------------------------------------------------------------------
                                                               Floating
                                                                  or
                                           Fixed              Adjustable             Balloons/
                                           Rates                 Rates                 Calls                  Total
                                           -----                 -----                 -----                  -----
                                                                   (Dollars in Thousands)

Permanent 1- to 4-family                  $70,928              $154,346               $27,450              $252,724

Permanent 5- or more family                   513                 4,675                 1,627                 6,815

Commercial real estate                      8,916                24,380                18,795                52,091

Construction                                    -                     -                     -                     -

Land acquisition and development              110                   284                 5,258                 5,652

Consumer                                   12,765                   651                 6,754                20,170

Commercial business                         4,035                 1,864                     -                 5,899

   Total                                  $97,267              $186,200               $59,884              $343,351


     CENIT Bancorp Credit Policy. Effective January 1, 1997, a new credit policy has been approved by the Company's Board of Directors. The new policy established minimum requirements for subsidiary banks for their individual credit policies and provides for appropriate limitations on overall concentration of credit within the Company. The Company's Credit Policy provides guidance in general credit policies, underwriting policies and risk management, credit approval, and administrative and problem asset management policies. The overall goal of the Company's new Credit Policy is to ensure that loan growth is accompanied by acceptable asset quality with uniform and consistently applied approval, administration, and documentation practices and standards.

     Origination, Purchase, and Sale of Loans. The Company originates residential mortgage loans both for investment and for sale in the secondary mortgage market. The Company originates permanent residential ARM loans secured by one- to four-family residences ("residential ARM loans") generally for investment because the adjustable interest rate feature is compatible with the Company's interest rate risk management program. The Company also originates permanent residential fixed-rate mortgage loans secured by one-to four-family residences ("residential fixed-rate mortgage loans") generally for sale in the secondary mortgage market. This lending activity enables the Company to offer its customers a more complete range of mortgage loan products while reducing the Company's exposure to interest rate risk and also enabling the Company to continue to make certain types of mortgage loans for which funds would not otherwise be available. Generally, residential fixed-rate mortgage loans sold in the secondary mortgage market are sold for cash to private institutional investors or to government agencies. When the Company originates and sells residential fixed-rate mortgage loans in the secondary mortgage market, the Company acts as a mortgage broker rather than as a mortgage banker. This arrangement between the Company and its correspondents in the secondary mortgage market protects the Company from changes in interest rates after a mortgage customer accepts a commitment from the Company for a residential fixed- rate mortgage loan. This enables the Company to offer residential fixed-rate mortgage loans to its customers with little risk to the Company. The Company's general practice is to sell most residential fixed-rate mortgage loans on a servicing-released basis, which results in the payment of a premium to the Company that the Company accounts for as a gain on mortgage loans sold.

     In 1996, the Company purchased a total of approximately $105.9 million in residential mortgage loans which included $84.6 million of loans which were purchased on a bulk basis from three other financial institutions. The loans acquired in these three transactions included $51.3 million of adjustable-rate loans and $33.3 million of fixed-rate loans, $21.1 million of which balloon at various dates over the next seven years. The majority of these loans are secured by real estate located in the South and Southeast regions of the U.S., with the largest concentrations in Virginia, Alabama and Georgia.

     The Company will continue to make bulk purchases of single family residential mortgage loans located outside its market area for investment, as needed, to supplement its origination of mortgage loans.

     The following table sets forth information about originations, purchases, sales, and principal reductions for the Company's loans for the years indicated:

                                                                             Year ended December 31,
                                                                          -----------------------------
                                                                          1994        1995         1996
                                                                          ----        ----         ----
                                                                             (Dollars in Thousands)
Loans originated:
   Real estate:
     Permanent:
        Residential 1- to 4-family                                   $  54,991   $  51,500    $  73,949
        Residential 5 or more family                                       802       1,588         --
          Total                                                         55,793      53,088       73,949
     Commercial real estate                                             12,608      14,938        5,622
     Construction:
        Residential 1- to 4-family                                      43,940      19,984       17,938
        Residential 5 or more family                                     2,730       2,000        4,094
        Nonresidential                                                      50        --          3,487
          Total                                                         46,720      21,984       25,519
     Land acquisition:
        Consumer lots                                                    1,143       2,276        1,176
        Acquisition and development                                     11,986       4,786        3,756
          Total                                                         13,129       7,062        4,932
          Total real estate loans originated                           128,250      97,072      110,022
   Consumer:
        Home equity and second mortgage                                  8,351       8,066       19,909
        Other                                                            5,050       3,640        5,357
          Total                                                         13,401      11,706       25,266
   Commercial business                                                  20,128      21,401       34,978
          Total loans originated                                       161,779     130,179      170,266
Loans purchased                                                         13,040       6,474      105,889
Loans acquired in business combination                                  39,436        --           --
          Total loans originated, purchased, and acquired              214,255     136,653      276.155
Reclassification of insubstance foreclosure loans from Real Estate
   Owned to Loans as a result of the adoption of FAS 114                  --         3,430         --
Principal reductions:
   Repayments and other principal reductions                           116,148      89,583      120,322
   Real estate loans sold                                               31,845      38,174       46,085
   Consumer loans sold                                                    --         7,709         --
          Total principal reductions                                   147,993     135,466      166,407

Net increase in total loans                                          $  66,262   $   4,617    $ 109,748
Net increase (decrease) in loans held for sale                       $   2,178   $  (4,128)   $  (1,079)
Net increase in gross loans held for investment                         64,084       8,745      110,827
                                                                     $  66,262   $   4,617    $ 109,748

     Residential Mortgage Lending. A major lending activity of the Company is the origination of residential mortgage loans secured by properties located in its primary market area in southeastern Virginia. Originations are supplemented by the bulk purchase of residential mortgage loans outside of the Company's market area. The Company originates mortgage loans through its branch managers and its loan officers. The Company currently offers both fixed-rate and adjustable-rate mortgage loans. At December 31, 1996, $263.5 million were invested in one- to four-family residential mortgage loans. Of these residential mortgage loans, $157.5 million or 59.8% were invested in ARM loans and $106.0 million or 40.2% were invested in fixed-rate mortgage loans.

     Fixed-rate mortgage loans are offered with 15-year and 30-year terms and are underwritten by the Company on terms consistent with prevailing secondary mortgage market standards. The Company's current policy is to sell the majority of the fixed-rate mortgage loans that it originates to private institutional investors and government agencies in the secondary mortgage market. See "-- Origination, Purchase, and Sale of Loans" above.

     The Company also currently offers ARM loans with terms of up to 30 years. Generally, the Company's ARM loans have an initial fixed interest rate for a one-year, a three-year or a five-year period. After the first year (or third or fifth year, if appropriate) of the term of the loan, and once every year thereafter, the interest rate is adjusted by the Company to an index typically based on the weekly average yield on United States Treasury securities adjusted to a constant maturity of one year as made available by the Federal Reserve Board, plus a margin of (typically) 2.75% for one year ARM loans. The amount of any increase or decrease in the interest rate on ARM loans is generally limited to 2% per adjustment period, with a maximum increase of 6% over the initial interest rate for the duration of the loan. The terms and conditions, including the index for interest rates of ARM loans offered by the Company, may and do vary from time to time. Some of the ARM loans offered by the Company contain provisions that permit the borrower to convert the loan from an adjustable-rate loan to a fixed-rate loan. The Company does not offer ARM loans that contain provisions permitting negative amortization. ARM loans generally decrease the Company's exposure to interest rate risk arising from increases in prevailing interest rates but create other potential risks for the Company in a steadily rising interest rate environment. If interest rates were to rise steadily over several years, interest rates on the Company's ARM portfolio could reach fully indexed levels and the resulting higher mortgage payments for the Company's borrowers could increase the potential for loan defaults.

     The Company has established written, non-discriminatory loan origination and underwriting policies for residential mortgage loans. Before making a residential mortgage loan, the Company assesses the applicant's ability to repay the loan and the value of the property securing the loan. The Company offers ARM loans with an interest rate during the first year of the loan that is generally one and one half to three percentage points below the interest rate for a similar fixed-rate mortgage loan in order to encourage public acceptance of such ARM loans. For one-year ARM loans that the Company intends to retain in its loan portfolio, however, the Company generally qualifies an applicant based on the applicant's ability to repay the loan at the initial index rate plus 2.75% (this is also known as the fully-indexed rate). For ARM loans that the Company intends to sell in the secondary mortgage market, the Company qualifies the applicant based on the applicable underwriting criteria established by the investor. The Company obtains a detailed, written loan application to determine a borrower's ability to repay the loan and verifies the more significant items on the loan application through the use of credit reports, financial statements, and employment and income verifications.

     The Company requires appraisals or evaluations on all property securing residential first mortgage loans. The Company has specific appraisal guidelines for use by appraisers evaluating real property securing residential mortgage loans made by the Company. Appraisals are performed by outside appraisers approved by the Company. The Company's policy is also to obtain a physical survey and a title insurance policy on all residential first mortgage loans. Borrowers must obtain paid hazard insurance policies before closing as well as paid flood insurance policies before closing when the real property that secures the loan is located in a designated flood plain. In addition to the monthly payment of principal and interest, borrowers are generally required to pay on a monthly basis money sufficient to fund a mortgage escrow account from which the Company makes disbursements for items such as real estate taxes and hazard and flood insurance.

     The Company's policy is generally to make residential mortgage loans in amounts up to 80% of the appraised value of the real property securing the loan where such properties are to be occupied by the borrower and up to 75% of the appraised value of the real property securing the loan where the property will not be occupied by the borrower. When the loan-to-value ratio for a residential mortgage loan exceeds these amounts, the Company generally requires the borrower to purchase private mortgage insurance to secure further the repayment of the loan.

     The Banks' Loan Committees review and approve mortgage loan applications on conforming and nonconforming residential mortgage loans above certain amounts designated by the Boards of Directors of the Banks. Conforming refers to standard guidelines for underwriting and loan-to-value ratios that are approved by the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA") or private investors. Conforming and nonconforming loans less than the amounts designated by the Boards of Directors of the Banks may be approved by a residential underwriter; however, the residential underwriter must have the additional approval of a chief lending officer or the manager of the Mortgage Loan Department of CENIT Bank on nonconforming loans.

     The Company also originates residential mortgage loans through its private banking groups. These loans are generally nonconforming jumbos (in excess of $214,600) to high income and/or net worth borrowers.

     Construction Lending. At December 31, 1996, $56.0 million of the Company's total loans held for investment were construction loans, of which $38.1 million were undisbursed loan proceeds. Of these construction loans, all except $12.2 million were for one- to four-family residences. The following is a discussion of the banks' construction lending programs.

     CENIT Bank Construction Lending. CENIT Bank has an active construction lending program. CENIT Bank makes loans for the construction of one- to four-family residences and, to a lesser extent, multi-family dwellings. CENIT Bank also makes construction loans for office and warehouse facilities and other nonresidential projects generally only if the borrowers present substantial business opportunities for CENIT Bank.

     The amounts, interest rates and terms for construction loans vary, depending upon market conditions, the size and complexity of the project, and the financial strength of the borrower and the guarantors of the loan. In general, however, CENIT Bank's construction loans to residential builders, made on a revolving line of credit basis, do not exceed $2.0 million for any one builder, and CENIT Bank's construction loans to builders for individual residences do not usually exceed $175,000 per residence. The term for CENIT Bank's typical construction loan ranges from 9 to 12 months for the construction of an individual residence and from 18 months to a maximum of three years for larger residential or commercial projects. Revolving construction lines of credit are reviewed annually by CENIT Bank to determine whether the line of credit should be renewed. CENIT Bank does not typically amortize its construction loans, and the borrower pays interest monthly on the outstanding principal balance of the loan. CENIT Bank's construction loans generally have a floating or variable rate of interest plus a margin and occasionally have a fixed interest rate subject to call or other means of interest rate adjustment. CENIT Bank's construction loans are almost always further secured by one or more unconditional personal guarantees. CENIT Bank does not generally finance the construction of commercial real estate projects built on a speculative basis and will only finance a limited number of models or speculative units for a residential builder, the exact number depending on the builder's financial strength, past success and track record, and other factors. CENIT Bank may also limit the number of starts ahead of sales that a borrower may undertake. The maximum loan-to-value ratio established by CENIT Bank for one- to four-family residential construction loans is 80% of the property's fair market value, or 85% of the property's fair market value if the property will be the borrower's primary residence. The fair market value of a project is determined on the basis of an appraisal of the project usually conducted by an independent, outside appraiser acceptable to CENIT Bank. For larger projects where unit absorption or leasing is a concern, CENIT Bank also obtains a feasibility study or other acceptable information from the borrower or other sources about the likely disposition of the property following the completion of construction. CENIT Bank has adopted a detailed, written appraisal policy that appraisers must follow, and it periodically approves appraisers who are qualified to perform appraisals for CENIT Bank, and monitors and reviews the appraisals which they submit.

     In addition to CENIT Bank's loans-to-one borrower limitations, which are applicable to each of CENIT Bank's borrowers, CENIT Bank has established an aggregate limit of $5.0 million as the maximum amount of credit that it will extend to all borrowers with respect to improvements to be constructed in any one actual or proposed subdivision or project. CENIT Bank has adopted this policy in order to avoid concentrations of credit in any particular location.

     As in the case of residential mortgage lending, CENIT Bank has established written, non-discriminatory loan origination and underwriting policies for construction loans made by CENIT Bank. Although some of these policies and procedures are similar to those for residential mortgage lending, CENIT Bank's construction loan policies and procedures require more detailed examination of the reputation, financial condition and creditworthiness of the borrower and all guarantors of the loan, the value and condition of the property securing the loan before improvements are made, the nature and quality of the improvements to be made by the borrower, and the value of and market for the property after construction is completed. Construction loan applications are reviewed and approved by CENIT Bank's Loan Committee. CENIT Bank's loan officer principally responsible for residential construction lending also has the authority to approve individual, residential one- to four-family construction loans where there is a binding commitment for a permanent loan upon completion of construction.

     Construction loans for nonresidential projects and multi-unit residential projects are generally larger and involve a greater degree of risk to CENIT Bank than residential mortgage loans. CENIT Bank attempts to minimize such risks by making construction loans in accordance with CENIT Bank's underwriting standards to established customers in its primary market area and by monitoring the quality, progress, and cost of construction. The maximum loan-to-value established by CENIT Bank for non-residential projects and multi-unit residential projects is 75%.

     Princess Anne Construction Lending. Construction lending activity at Princess Anne is generally limited to the following situations:

     Through Princess Anne's Private Banking area, Princess Anne will make loans for the construction of one- to four-family residences when Princess Anne retains the permanent financing for its own portfolio. In most cases, the loans are to affluent, high net worth borrowers on nonconforming jumbo mortgages.

     Princess Anne makes construction loans to experienced builders of more expensive homes for affluent individuals. These loans are typically limited to single units on a speculative basis which gives Princess Anne's Private Banking area the opportunity to develop the total bank relationship with the ultimate purchaser by providing the opportunity for permanent financing, and marketing other banking services.

     Commercial construction financing is provided for owner occupied office, warehouses, and manufacturing facilities where Princess Anne will also provide the mini-permanent financing based upon three- to five-year maturities on full amortization of up to twenty years.

     Princess Anne will also consider making commercial construction loans under certain other circumstances if the borrower is in strong financial condition and represents a substantial business opportunity for Princess Anne.

     The amount, interest rate, and terms of these loans vary, depending upon market conditions, the size and complexity of the project, and the financial strength of borrowers and guarantors of the loans. The maximum loan to value ratio for commercial construction loans is 80% and 85% for residential construction loans. The fair market value of a project is determined by an independent appraisal of the property by an outside appraiser which is subject to review and valuation by Princess Anne. Princess Anne periodically reviews residential and commercial appraisers who are qualified to perform appraisals for the Company.

     All loans in excess of $300,000 must be approved by Princess Anne's Board of Directors.

     Commercial Real Estate Lending. At December 31, 1996, the Company had $58.3 million of commercial real estate loans. The following is a discussion of the Banks' commercial real estate lending programs.

     The Banks' commercial real estate loans are primarily secured by the value of real property and the income arising therefrom. The proceeds of commercial real estate loans are generally used by the borrower to finance or refinance the cost of acquiring and/or improving a commercial property. The properties that typically secure these loans are office and warehouse facilities, hotels, retail facilities, restaurants and other commercial properties. The Banks' present policy is generally to restrict the making of commercial real estate loans to borrowers who will occupy or use the financed property in connection with their normal business operations. However, the Banks will also consider making commercial real estate loans under the following two conditions. First, the Banks will consider making commercial real estate loans for other purposes if the borrower is in strong financial condition and presents a substantial business opportunity for the Banks. Second, the Banks will consider making commercial real estate loans to creditworthy borrowers who have substantially pre-leased the improvements to recognized credit quality tenants. Generally, such loans require full amortization over a fifteen-year term compared to the normal twenty-five year amortization period.

     The Banks have established written, non-discriminatory loan origination and underwriting policies for commercial real estate loans. These policies and procedures are similar in philosophy to those for construction loans. As is the case with most construction loans, the Banks require specific information about the financial condition and creditworthiness of the borrower and all guarantors of the loan. The Banks also require the borrower to provide detailed information about the cost of the project, the estimated remaining useful life and replacement costs for the property, the operating history of the project, the revenues, receipts, and operating expenses for the project, current and projected occupancy rates, verification of leases where appropriate, and such other information as is necessary to demonstrate the ability of the project to generate sufficient cash flows to cover both the operating expenses and the repayment of the loan.

     The Banks' commercial real estate loans generally range in amount from $150,000 to $1.5 million. Commercial real estate loans are usually amortized over a period of time ranging from fifteen years to twenty-five years and usually have a term to maturity ranging from three years to five years. CENIT Bank's maximum loan-to-value ratio for a commercial real estate loan is 80%, and 85% at Princess Anne. Most commercial real estate loans are further secured by one or more unconditional personal guarantees. CENIT's commercial real estate loans are approved by CENIT Bank's Loan Committee. Princess Anne's commercial real estate loans are approved by the consensus of two senior lenders and the President for loans less than $300,000, and by the Board of Directors for loans of $300,000 or more.

     In recent years, CENIT Bank has structured virtually all of its commercial real estate loans as mini-permanent loans. The amortization period, term, and interest rates for these loans vary based on borrower preferences and CENIT Bank's assessment of the loan and the degree of risk involved. If the borrower prefers a fixed rate of interest, CENIT Bank usually offers a loan with a fixed rate of interest for a term of three to five years, with required monthly payments of interest only, or principal and interest with an amortization period of up to twenty-five years. The remaining balance of the loan is due and payable in a single balloon payment at the end of the initial term. Additionally, CENIT Bank offers a fixed rate of interest for up to fifteen years for loans that fully amortize during the fifteen-year term. If the borrower prefers a variable or floating rate of interest, CENIT Bank usually offers a loan with an interest rate indexed to CENIT Bank's prime rate or CENIT Bank's average cost of funds plus a margin for a term of five years with the remaining balance of the loan due and payable in a single balloon payment at the end of five years. Management of CENIT Bank believes that shorter maturities for commercial real estate loans are necessary to give CENIT Bank some protection from changes in the borrower's business and income as well as changes in general economic conditions. In the case of fixed-rate commercial real estate loans, shorter maturities also provide CENIT Bank with an opportunity to adjust the interest rate on this type of interest-earning asset in accordance with CENIT Bank's asset/liability management strategies.

     Loans secured by commercial real estate are generally larger and involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial real estate are usually dependent on successful operation or management of the properties securing such loans, repayment of such loans is subject to changes in both general and local economic conditions and the borrower's business and income. As a result, events beyond the control of the Banks, such as a downturn in the local economy, could adversely affect the performance of the Banks' commercial real estate loan portfolio. The Banks seek to minimize these risks by lending to established customers and generally restricting its commercial real estate loans to its primary market area. Emphasis is placed on the income producing characteristics and capacity of the collateral.

     Consumer Lot Lending. Consumer lot loans are loans made to individuals for personal use for the purpose of acquiring an unimproved building site for the construction of a residence to be occupied by the borrower. At December 31, 1996, the Company had $5.4 million of consumer lot loans. Consumer lot loans are made only to individual borrowers, and each borrower generally must certify to the Company his intention to build and occupy a single-family residence on his lot generally within three or five years of the date of origination of the loan. These loans typically have a maximum term of either three or five years with a balloon payment of the entire balance of the loan being due in full at the end of the initial term. The interest rate for these loans is usually a fixed rate that is slightly higher than prevailing fixed rates for one- to four-family residential mortgage loans. The maximum loan-to-value ratio for a consumer lot loan is 80% of the fair market value of the lot determined in accordance with the Company's appraisal or evaluation policies. Consumer lot loans up to $100,000 may be approved by designated residential underwriters. CENIT Bank consumer lot loans over $100,000 and up to $175,000 must be approved by one of CENIT Bank's residential underwriters and CENIT Bank's chief lending officer or the manager of the Mortgage Loan Department. CENIT Bank consumer lot loans in excess of $175,000 must be approved by CENIT Bank's Loan Committee. Consumer lot loans over $100,000 and up to $300,000 can be approved by designated loan officers at Princess Anne; consumer lot loans over $300,000 require Princess Anne Board of Director approval. Management does not view consumer lot loans as bearing as much risk as land acquisition and development loans because such loans are not made for the construction of residences for immediate resale, are not made to developers and builders, and are not concentrated in any one subdivision or community.

     Land Acquisition and Development Lending. Typically, land acquisition and development loans are made by CENIT Bank. Princess Anne refers its requests for this type lending to CENIT Bank. Land acquisition and development loans are loans made to builders and developers for the purpose of acquiring unimproved land to be developed for residential building sites, residential housing subdivisions, multi-family dwellings, and a variety of commercial uses. At December 31, 1996, the Company had $16.0 million of land acquisition and development loans, of which $4.2 million were undisbursed loan proceeds. The Company's present policy is to make land loans to borrowers for the purpose of acquiring developed lots for single-family, townhouse or condominium construction or to facilitate the sale of real estate owned ("REO"). The Company will also make land acquisition and development loans to residential builders and to experienced developers in strong financial condition in order to provide additional construction and mortgage lending opportunities for the Company. The land acquisition and development loans that the Company does consider making typically range in amount from $250,000 to $1.5 million.

     Land acquisition and development loans are underwritten and processed by the Company in much the same manner as commercial construction loans and commercial real estate loans. The Company uses a lower loan-to-value ratio for these types of loans, which is a maximum of 65% for unimproved land, and 75% for developed lots for single-family or townhouse construction, respectively, of the discounted appraised value of the property as determined in accordance with the Company's appraisal policies. The term of land acquisition and development loans ranges from a maximum of two years for loans relating to the acquisition of unimproved land to a maximum of five years for other types of projects. All land acquisition and development loans are further secured by one or more unconditional personal guarantees, and all land acquisition and development loans are approved by CENIT's Loan Committee. Because these loans are usually in a larger amount and involve more risk than consumer lot loans, the Company carefully evaluates the borrower's assumptions and projections about market conditions and absorption rates in the community in which the property is located and the borrower's ability to carry the loan if the borrower's assumptions prove inaccurate.

     Consumer Lending. The Company offers a variety of consumer loans, including home equity and second mortgage loans, and other consumer loans, which include automobile, personal (secured and unsecured), credit card, and loans secured by savings accounts or certificates of deposit. At December 31, 1996, the balance of all consumer loans was $44.1 million. The Company offers consumer loans to its customers as part of its consumer and small business banking strategy and because the shorter terms and generally higher interest rates on such loans help the Company maintain a profitable spread between its average loan yield and its cost of funds. The Company's underwriting standards for consumer loans (other than loans secured by savings accounts or certificates of deposit) include detailed, written loan applications, a determination of the applicant's payment history on other debts, and an assessment of the borrower's ability to meet existing obligations and payments on the proposed loan. CENIT Bank consumer loans in excess of $100,000 must be approved by CENIT Bank's Loan Committee, and consumer loans in excess of $400,000 require prior approval by CENIT Bank's
Board of Directors. At Princess Anne, consumer loans up to $300,000 may be approved by designated officers, and consumer loans in excess of $300,000 must be approved by Princess Anne's Board of Directors.

     Consumer loans generally have shorter terms and higher interest rates than residential mortgage loans. Consumer loans secured by collateral other than a personal residence generally involve more credit risk than residential mortgage loans because of the type and nature of the collateral or, in certain cases, the absence of collateral. However, the Company believes the higher yields generally earned on such loans compensate for the increased credit risk associated with such loans. Home equity loans, second mortgage loans, and other consumer loans secured by a personal residence do not present as much risk to the Company as other types of consumer loans.

     Boat Loans. At December 31, 1996, the Company had a portfolio of boat loans totaling $7.8 million. The Company's portfolio of boat loans consists of loans made by the Company predominantly in its local market area. These loans were made with fixed or adjustable interest rates and with terms ranging from five to fifteen years. In the last several years, the Company has made boat loans primarily to its existing customers and has not marketed or promoted its boat loan programs at the same level as it once did. As a result, the outstanding balance of boat loans has gradually decreased over time.

     Home Equity and Second Mortgage Lending. The Company offers its customers home equity lines of credit and second mortgage loans that enable customers to borrow funds secured by the equity in their homes. Currently, home equity lines of credit are offered with adjustable rates of interest that are generally priced at the prime lending rate charged by the Company, with the rate for the first 12 months set at 6.99%. Second mortgage loans are offered with fixed and adjustable rates. Call option provisions are included in the loan documents for some longer-term, fixed-rate second mortgage loans, and these provisions allow the Company to make interest rate adjustments for such loans. The balance of the home equity line of credit or second mortgage loan, when combined with the balance of the first mortgage loan, generally may not exceed 80% (90% if the borrower purchases private mortgage insurance) of the appraised value of the property at the time the loan commitment is made. Second mortgage loans are granted for a fixed period of time, usually between five and twenty years, and home equity lines of credit are made on an open-end, revolving basis under which the borrower is obligated to pay each month a variable amount equal to accrued interest on the outstanding principal plus three fourths of one percent of the outstanding principal. Underwriting procedures similar to those used for first mortgage loans are followed for all home equity loans and second mortgage loans. At December 31, 1996, the Company's outstanding home equity and second mortgage loans totaled $29.6 million.

     Commercial Business Lending. Commercial business loan products include revolving lines of credit to provide working capital, term loans to finance the purchase of vehicles and equipment, letters of credit to guarantee payment and performance, and other commercial loans. In general, all of these credit facilities carry the unconditional guaranty of owners/stockholders. As of December 31, 1996, the Company had a total of $17.9 million of commercial business loans.

     Revolving, operating lines of credit are typically secured by all current assets of the borrower, provide for the acceleration of repayment upon any event of default, are monitored monthly or quarterly to ensure compliance with borrowing base, and are re- underwritten/renewed annually. Interest rates generally will float at a spread tied to the originating Bank's prime lending rate. Term loans are generally advanced for the purchase of, and are secured by, vehicles and equipment and are normally fully amortized over a two- to five-year term, on either a fixed or floating rate basis. Loan covenants and cross default triggers to other bank indebtedness are often established. General business assets of the borrower may also secure these loans.

     The Company's commercial business loan program is administered pursuant to written, non-discriminatory loan origination and underwriting policies adopted by the Banks' Boards of Directors. Commercial business loan applications for loans are generally approved by the Banks' loan committee or the Banks' Board of Directors.

Asset Quality

     Each month management of the Company and the Banks prepares detailed written reports for the Company's and the Banks' Boards of Directors. These reports contain information about loan production, loan maturities, delinquent loans, nonperforming loans, and REO and other repossessed assets. These reports also provide information about the steps that management is taking or intends to take with respect to the collection of delinquent and nonperforming loans and the disposition of REO and other repossessed assets. Management constantly monitors and reviews all delinquent and nonperforming loans and all REO and other repossessed assets in order to develop appropriate plans to collect delinquent loans or to dispose of foreclosed or repossessed properties as promptly as possible.

     Loan Collection. When a borrower fails to make a required payment on a loan, the Company takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. In the case of residential mortgage loans and consumer loans, the Company generally sends the borrower a written notice of nonpayment after the loan is first past due. Following the mailing of written notice, if the loan is still past due, the Company generally attempts to contact the borrower by telephone. If the loan is not brought current and it becomes necessary for the Company to take legal action, the Company will generally commence foreclosure proceedings against any real property that secures the loan and attempt to repossess any personal property that secures a consumer loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan is sold at foreclosure, at which time the real property may be purchased by one of the Company's service corporations.

     In the case of commercial real estate loans, construction loans, land acquisition and development loans, and commercial business loans, the Company generally attempts to contact the borrower by telephone after any loan payment is seven days past due. Because these loans are often larger in amount and more complex than residential mortgage loans or consumer loans, the loan officer for the delinquent account is usually involved in all collection efforts from the time the loan first becomes delinquent. Decisions on when to commence foreclosure actions for commercial real estate loans, other commercial loans, and construction loans are made on a case by case basis. The Company will consider loan work-out arrangements with commercial customers in appropriate cases.

     Delinquent Loans. The following table sets forth certain information at the dates indicated relating to delinquent loans and the percentage of such loans to total loans held for investment. The information presented below excludes matured loans for which the borrowers are still making required monthly payments of interest or principal and interest. At December 31, 1994, such amounts totaled $332,000 for loans 30-59 days delinquent, $152,000 for loans 60-89 days delinquent, and $150,000 for loans delinquent 90 days or more. At December 31, 1996, such amounts totaled $185,000 for loans 30-59 days delinquent. There were no such loans at December 31, 1995. Additionally, the information below at December 31, 1994 excludes delinquencies relating to mobile home loans classified as held for sale at December 31, 1994. Such amounts totaled $470,000 for loans delinquent 30-59 days and $146,000 for loans delinquent 60-89 days.

                                         At December 31,
                   -----------------------------------------------------------
                          1994                1995                 1996
                   -----------------   ------------------   ------------------
                                     (Dollars in Thousands)
                   Amount    Percent    Amount    Percent    Amount    Percent
                   ------    -------    ------    -------    ------    -------

30-59 days         $1,079     0.31%     $1,765      0.49%    $1,004      0.21%

60-89 days            204     0.06          67      0.02        727      0.16

90 days and over    2,154     0.62       1,028      0.29      2,822      0.60%

   Total           $3,437     0.99%     $2,860      0.80%    $4,553      0.97%

     Nonperforming Assets. The Company's nonperforming assets include nonperforming loans, REO, and other repossessed assets. The Company does not generally accrue interest on loans that are 90 days or more past due and does not include in its interest income interest on such loans that accrued during the first 90 days after the loan became delinquent (with the exception of certain VA- guaranteed or FHA-insured one- to four-family permanent mortgage loans, certain credit card loans, and matured loans for which the borrowers are still making required monthly payments of interest, or principal and interest, and with respect to which the Company is negotiating extensions or refinancings with the borrowers).

     Real property purchased or acquired by foreclosure or by deed in lieu of foreclosure is classified as REO until sold. REO is recorded at the lower of cost or estimated fair value as determined by independent appraisals. If the fair value of REO is less than the book value of the loan formerly secured by such REO, the fair value becomes the new cost basis of the REO, and the difference is charged against the allowance for loan losses on the date of foreclosure or completion of the appraisal. Subsequent valuations are periodically performed and valuation allowances are established if the carrying value of the real estate exceeds estimated fair value less estimated costs of sales. Other repossessed assets (boats, mobile homes, automobiles, etc.) are carried at the lower of cost or estimated fair value as determined by independent surveys or appraisals at the time of repossession. If the fair value of the repossessed asset is less than the book value of the loan formerly secured by such repossessed asset, the difference between the book value and the fair value is charged to the allowance for loan losses on the date of repossession.

     The following table sets forth information about the Company's nonperforming loans, REO, other repossessed assets, and troubled debt restructurings at the dates indicated. Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114 (FAS 114), "Accounting by Creditors for Impairment of a Loan." The effect of this adoption was to reclassify $3.4 million of insubstance foreclosure loans which were previously classified as real estate owned (REO) to loans.


                                                                                       At December 31,
                                                            ------------------------------------------------------------------
                                                            1992            1993            1994            1995          1996
                                                            ----            ----            ----            ----          ----
                                                                                   (Dollars in Thousands)
Nonperforming loans:
    Real estate loans:
     Permanent residential 1- to 4-family:
        Nonaccrual                                        $    813       $    395        $    437        $    420       $  1,172
        Accruing loans 90 days or more past due                409            370             490              77            246
          Total                                              1,222            765             927             497          1,418
     Permanent residential 5 or more family:
        Nonaccrual                                               -              -              90               -              -
        Accruing loans 90 days or more past due                  -              -              46               -              -
          Total                                                  -              -             136               -              -
     Commercial real estate:
        Nonaccrual                                               -              -             139               -            457
        Accruing loans 90 days or more past due                533              -               -               -              -
          Total                                                533              -             139               -            457
     Construction:
        Nonaccrual                                             184              -              53               -              -
        Accruing loans 90 days or more past due                257              -               -               -            170
          Total                                                441              -              53               -            170
     Land acquisition and development:
        Nonaccrual                                              59            199             527             200            200
        Accruing loans 90 days or more past due                403              -               -               -              -
          Total                                                462            199             527             200            200
   Consumer loans:
     Boats                                                     166              -               -               -              -
     Home equity and second mortgage                            51             80              18             107              -
     Mobile homes                                              453            274             310             134             83
     Credit cards (accruing loans 90 days or
        more past due)                                          18             31              23              13              9
     Other                                                       -              -               -               3             17
          Total                                                688            385             351             257            109
   Commercial business loans:
        Nonaccrual                                             175            144              65              70            483
        Accruing loans 90 days or more past due                  -              -              16               4              -
          Total                                                175            144              81              74            483
Total nonperforming loans:
   Nonaccrual                                                1,901          1,092           1,639             934          2,412
   Accruing loans 90 days or more past due                   1,620            401             575              94            425
          Total                                              3,521          1,493           2,214           1,028          2,837
Real estate owned, net                                       6,642          3,575           5,718           1,828          2,769
Other repossessed assets, net                                  124             85             233               1             55
                                                               ---             --             ---               -             --
   Total nonperforming assets, net                          10,287          5,153           8,165           2,857          5,661
   Total troubled debt restructurings                            -              -               -               -              -
Total nonperforming assets, net, and
   troubled debt restructurings                           $ 10,287       $  5,153        $  8,165        $  2,857       $  5,661
                                                          ========       ========        ========        ========       ========

Total nonperforming assets, net, and troubled
   debt restructurings, to total assets                       2.17%          1.01%           1.42%            .45%           .80%

     Nonperforming Loans. At December 31, 1996, the Company's nonaccrual loans totaled $2,412,000. This was comprised of $1,172,000 of single family loans (eight loans), a $457,000 commercial real estate loan secured by an office building located in Virginia Beach, Virginia, on which the Company believes foreclosure is highly probable, a $200,000 land acquisition loan, $83,000 of purchased mobile home loans (ten loans), $483,000 of commercial business loans (seven loans), and $17,000 of other consumer loans (three loans). Interest income on nonaccrual loans at December 31, 1996 would have approximated $252,000 for the year ended December 31, 1996, if such loans had been current and performing under their stated, contractual terms throughout the year. Interest income actually recognized on nonaccrual loans at December 31, 1996 approximated $114,000.

     Real Estate Owned and Other Repossessed Assets. The Company's REO includes real estate acquired by foreclosure or deed in lieu of foreclosure. The Company's REO increased from $1.8 million at December 31, 1995 to $2.8 million at December 31, 1996. REO at December 31, 1996 is comprised primarily of sixteen residential one- to four-family properties with a total net carrying value of $2.0 million, a commercial real estate property with a total net carrying value of $688,000 which was sold in February 1997, and two parcels of land with a total net carrying value of $69,000.

     Classified Assets. In accordance with applicable regulations and guidelines, each Bank has adopted a detailed, written policy (the "Classification Policy") concerning the internal review and classification of assets. Pursuant to these policies, an asset is considered "substandard" if it
(i) is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged and (ii) is characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

     The Banks' Internal Review Committee meets each quarter to identify any assets that have undergone a change in circumstances. The Banks' objective is to identify problem loans early in order to minimize losses. Assets that are classified by the Banks are reviewed at least quarterly to determine whether corrective action has had the effect of improving the quality of the classified asset. At December 31, 1996, the Company had $8.2 million of assets classified as substandard, including $2.1 million of nonperforming loans and $2.8 million of REO and other repossessed assets, $98,000 of assets classified as doubtful, and $124,000 of assets classified as loss. All assets classified as loss have been fully reserved. These amounts compare with $6.4 million, $308,000 and $282,000 of assets classified as substandard, doubtful, and loss, respectively, at December 31, 1995.

     Assets classified as substandard at December 31, 1996 included three relationships with total loans over $500,000. First, the Company had two loans to one borrower totaling $832,000 at December 31, 1996 that were first classified in 1994 as substandard due to deterioration in the financial condition of the tenant that leases the property and is the primary source of repayment. The first loan for $602,000 is collateralized by a first deed of trust on a special use property located in Virginia Beach, Virginia, with a $1,200,000 appraised value as of March, 1995. The loan is also collateralized by all furniture, fixtures and equipment of the special use property and is guaranteed by individuals believed to have substantial net worth. The second loan to this borrower is for $230,000 and is secured by a second deed of trust on a residence located in Virginia Beach, Virginia with a $750,000 appraised value as of July of 1993. The first deed of trust on this residence is approximately $390,000. This second loan is also collateralized by a third deed of trust on the special use property discussed above. The first and second deeds of trust on the special use property are approximately $806,000. The Company will continue to monitor the financial condition of the tenant and the value and condition of the properties that collateralize these loans. Both of these loans were current at December 31, 1996.

     The Company also had three loans to one borrower totaling $966,000 at December 31, 1996 that were classified as substandard due to the financial difficulty of the borrower. The three loans are collateralized by 16 residential rental properties located in Suffolk, Virginia. The Company estimates the current value of the collateral is approximately $1.1 million based on current internal valuations and $1.3 million based on an external appraisal performed in April 1990. At December 31, 1996, two of the loans totaling $384,000 were sixty days past due and the third loan with a balance of $582,000 was over 90 days past due and on nonaccrual status. Principals of the borrower filed for reorganization under Chapter 11 of the U. S. Bankruptcy Code on December 30, 1996. The borrower and the Company subsequently executed a consent order on February 11, 1997 whereby the borrower agreed to pay to the Company all rents received from rental properties collateralizing the loans after deduction for certain direct operating expenses associated with each of the properties. The order was submitted to the Bankruptcy Court and was approved by the Court on February 12, 1997. The Company has received two full payments of principal and interest on the two accruing loans since agreement on the terms of the court order was reached.

     Finally, the Company had a total of eight loans to one borrower or related entities and/or individuals with $923,000 outstanding at December 31, 1996, including two commercial business loans totaling $377,000, that were classified substandard and are nonaccrual at December 31, 1996. The other six loans are comprised of a $277,000 commercial real estate loan, a $200,000 acquisition and development loan, a $39,000 permanent one- to four-family residential real estate loan, two auto loans totaling $15,000 and a $15,000 commercial loan. The $39,000 residential real estate loan and the two auto loans are also on nonaccrual at December 31, 1996. All of the loans except the $200,000 acquisition and development loan and the $15,000 commercial loan are cross-collateralized and cross defaulted.

     One of the borrower's companies suffered a severe cash flow drain in the first half of 1996 and ceased operations in late July, 1996. Currently, one of the related entities is engaged in substantive negotiations for the sale of a large parcel of land to an unrelated third party. A portion of this land secures the $200,000 acquisition and development loan. The Company believes the five nonperforming loans, with the exception of the $277,000 commercial real estate loan, will return to performing status only in the event the land is sold. Otherwise, the Company believes liquidation of collateral will be necessary.

     Exclusive of nonperforming loans, REO and other repossessed assets, and the loans described in detail above, the Company's remaining assets classified as substandard were comprised of $637,000 of commercial real estate loans (four loans), $1.2 million of permanent one- to four-family real estate loans (sixteen loans), $138,000 of consumer loans (9 loans), and a $44,000 commercial business loan.

     Allowance for Loan Losses. In establishing the allowance for loan losses, CENIT Bank's current evaluation procedures segregate certain outstanding loans into pools based on similar risk and loss characteristics. These pools of loans are established with regard to the homogeneity of certain types of loans and other factors such as the nature of the collateral and other specific risk factors. Under the pool approach, management considers various risk factors and attempts to estimate an allowance sufficient to provide for future losses in the class being evaluated taken as whole. This allowance includes specific allowances for assets criticized under CENIT Bank's Classification Policy, as well as a general allowance for noncriticized assets in the pool based on certain general risk factors, historical trends in the portfolio, and other factors deemed relevant by CENIT Bank's Internal Review Committee. This allowance also includes a specific allowance for those assets criticized as loss under the Classification Policy. The specific allowances are established based on a review of individual loans and the estimated fair value of the collateral for those loans.

     In addition to reviewing loans by pools based on similar risk and loss characteristics, all of CENIT Bank's nonaccrual construction loans, commercial real estate loans, acquisition and development loans, and commercial loans are analyzed monthly on a loan-by-loan basis. In addition, all performing classified assets of these loan types are analyzed at least quarterly. The loan-by-loan method is utilized by CENIT Bank for these types of loans because such loans are generally originated in greater principal amounts and the types of borrowers and purpose of the loans are generally dissimilar. Management reviews the status of these loans and any charge-offs included in these categories in the quarterly meeting of the Internal Review Committee to establish general allowances and to determine whether its existing allowances are adequate. Management also reviews and evaluates local business and economic trends in its market area as part of its analysis of the adequacy of its allowance for loan losses for these types of loans. When necessary, specific allowances for loan losses relating to these loans are established based on the fair values of the specific collateral.

     In establishing its allowance for loan losses, Princess Anne includes specific allowances for assets criticized under its classification policy as well as a general allowance for noncriticized assets based on certain general risk factors, historical trends in the portfolio, and other factors deemed relevant by its Internal Review Committee.

     At December 1, 1996, the Company had total valuation allowances of $3.8 million, including $181,000 of specific allowances. In evaluating the adequacy of its allowance for loan losses, management takes into account the types of loans the Company is presently making, the risks inherent in those types of loans, specific delinquency and historical loss trends of which management is aware, and future interest rate, economic, and other conditions that may adversely affect the performance of the Company's loans.

     The Company's provision for loan losses was $377,000 in 1996 compared to $697,000 in 1995. Net chargeoffs decreased from $790,000 in 1995 to $267,000 in 1996. The Company's 1996 provision for loan losses was positively impacted by a $288,000 recovery received relating to one loan. In 1995, chargeoffs included $157,000 relating to CENIT Bank's credit card and mobile home portfolios, which were substantially sold in 1995.

     At December 31, 1996, the Company's total allowance for loan losses was $3.8 million and nonperforming loans totaled $2.8 million, resulting in a coverage ratio of 134.2%. At December 31, 1995, the Company's total allowance for loan losses was $3.7 million and nonperforming loans totaled $1.0 million, resulting in a coverage ratio of 359.5%. Also, the Company's total allowance for loan losses at December 31, 1996 included $1.3 million not specifically allocated to a particular loan type, compared to $1.1 million not allocated to a particular loan type at December 31, 1995.

     The following table sets forth an analysis of the Company's allowance of loan losses for periods indicated.

                                                                            Year ended December 31,
                                                      1992            1993             1994            1995            1996
                                                                              (Dollars in Thousands)

Balance at beginning of year                        $ 4,140          $ 3,884         $ 4,039         $  3,789        $ 3,696

Charge-offs:
     Real estate:
        Residential                                     492              371             201              474            312
        Commercial                                    1,121   (1)         23               -                -             75
     Mobile home                                        409              329             198               91             50
     Other consumer                                     639              556             573              371            199
     Commercial                                         411              482              52               59            102

         Total charge-offs                            3,072            1,761           1,024              995            738

Recoveries                                              335              249             127              205            471

     Total charge-offs, net                           2,737            1,512             897              790            267

Allowance for loans acquired in business
   combination                                            -                -             157                -              -

Provision for loan losses                             2,481            1,667             490              697            377
                                                      -----            -----             ---              ---            ---

Balance at end of year                              $ 3,884          $ 4,039         $  3,789       $   3,696        $  3,806
                                                    =======          =======         ========       =========        ========

Ratio of net charge-offs during the year to
     average loans receivable during the year           0.89%           0.55%            0.30%           0.24%           0.08%

Ratio of allowance for loan losses to total
     outstanding loans (gross) at end of year           1.30%           1.41%            1.09%           1.03%           0.81%

Allowance for loan losses as a percentage
     of nonperforming loans                           110.31%         270.53%          171.14%         359.53%         134.16%

_______________

(1)   Includes $1.0 million relating to a hotel property which was considered an in-substance foreclosure at December 31, 1992, was acquired by one of the Company's subsidiaries through foreclosure in January 1993, and was sold in May, 1993.

     The following table sets forth the allocation of the allowance for loan losses at the dates indicated by category of loans and as a percentage of the Company's total loans.

                                                                               At December 31,
                                                                               ---------------
                                                       1992             1993              1994              1995            1996
                                                       ----             ----              ----              ----            ----
                                                     Percent          Percent           Percent           Percent          Percent
                                                    of loans         of loans          of loans          of loans         of loans
                                                     in each          in each           in each           in each          in each
                                                    catetory         category          category          category         category
                                                    to total         to total          to total          to total         to total
                                           Amount    loans   Amount   loans   Amount    loans   Amount    loans  Amount    loans
                                           ------    -----   ------   -----   ------    -----   ------    -----  ------    -----
                                                                                 (Dollars in Thousands)

Real estate loans:
   Permanent:
     Residential 1- to 4-family            $ 487    38.16%   $ 519   36.29%   $ 514    42.57%   $ 451   42.91%   $ 512    56.25%
     Residential 5 or more family             74     3.87       71    3.73       79     3.16       36    2.61       21     1.52

   Commercial real estate                    957    16.52      808   17.52      764    15.03      869   17.63      799    12.45

   Construction loans:
     Residential 1- to 4-family              295     8.48      236   12.34      329    15.45      337   14.44      251     9.35
     Residential 5 or more family              6      .20       69     .52       22     0.64       42    1.18       89     1.89
     Nonresidential                           30     1.00       11     .39        1     0.02        1    0.02       34      .72

   Land acquisition:
     Individual lots                          27     3.93       19    3.04       15     1.69       18    1.58       23     1.15
     Acquisition and development             234     2.46      387    1.97      178     4.29      137    4.18      127     3.42

   Unallocated                               411        -      958       -    1,002        -    1,144       -    1,308        -

Consumer loans:
   Mobile homes                              333     3.22      197    2.80      293     0.11      116    0.06       43      .03
   Other consumer                            697    16.66      435   14.83      265    12.13      195   10.01      283     9.39

Commercial business loans                    333     5.50      329    6.57      327     4.91      350    5.38      316     3.83
                                             ---     ----      ---    ----      ---     ----      ---    ----      ---     ----
                                           $3,884  100.00%   $4,039  100.00%  $3,789  100.00%   $3,696  100.00%  $3,806  100.00%
                                           ======  ======    ======  ======   ======  ======    ======  ======   ======  ======

Mortgage-Backed Certificates

     The Company invests in mortgage-backed certificates that are insured or guaranteed by FNMA, FHLMC, or the Government National Mortgage Association ("GNMA"). On December 31, 1996, mortgage-backed certificates available for sale totaled $177.7 million. The weighted average yield on the total mortgage-backed certificate portfolio at December 31, 1996 was 6.85%.

     The following table sets forth the composition of the Company's portfolio of mortgage-backed certificates at the dates indicated.

                                                                      At December 31,
                                 1992                 1993                 1994                 1995                  1996
                                 ----                 ----                 ----                 ----                  ----
                          Amount     Percent   Amount     Percent    Amount    Percent    Amount     Percent   Amount     Percent
                          ------     -------   ------     -------    ------    -------    ------     -------   ------     -------
                                                                    (Dollars in Thousands)

Mortgage-backed certificates
  available for sale:
    FHLMC:
      Fixed rate         $      -        -%   $    540    0.40%     $   342     0.19%     $24,963(4)12.29%    $ 20,033 (5)11.27%
      Adjustable rate           -        -           -       -            -        -      154,891   76.23      144,020    81.04

    FNMA:
      Fixed rate                -        -           -       -            -        -         965      0.48         830     0.47
      Adjustable rate           -        -           -       -            -        -      17,909      8.81       9,283     5.22

    GNMA:
      Fixed rate                -        -           -       -            -        -       4,448      2.19       3,540     2.00
      Adjustable rate           -        -      11,904    8.76            -        -           -         -           -        -

  Total available for sale      -        -      12,444    9.16          342     0.19     203,176    100.00     177,706   100.00

Mortgage-backed certificates
  held to maturity:
    FHLMC:
      Fixed rate           35,298 (1)40.64      86,565(2)63.74      94,448 (3) 53.74           -         -           -        -
      Adjustable rate      25,908    29.83      22,034   16.22       57,305    32.60           -         -           -        -

    FNMA:
      Fixed rate            2,163     2.49       1,504    1.11        1,048     0.60           -         -           -        -
      Adjustable rate       3,296     3.80       6,859    5.05       17,686    10.06           -         -           -        -

    GNMA:
      Fixed rate            7,801     8.98       6,406    4.72        4,934     2.81           -         -           -        -
      Adjustable rate      12,387    14.26           -       -            -        -           -         -           -        -

  Total held to maturity   86,853   100.00     123,368   90.84      175,421    99.81           -         -           -        -
                           ------   ------     -------   -----      -------    -----

Total mortgage-backed
  certificates           $ 86,853   100.00%   $135,812  100.00%     $175,763  100.00%    $203,176   100.00%   $177,706   100.00%
                         ========   ======    ========  ======      ========  ======     ========   ======    ========   ======

_______________

(1)   Includes $24.5 million of fixed rate mortgage-backed certificates with five-year balloon provisions.
(2)   Includes $63.2 million and $18.7 million with five- and seven-year balloon provisions, respectively.
(3)   Includes $77.6 million and $13.9 million with five- and seven-year balloon provisions, respectively.
(4)   Includes $10.5 million and $11.9 million with five- and seven-year balloon provisions, respectively.
(5)   Includes $7.7 million and $10.3 million with five- and seven-year balloon provisions, respectively.

     Mortgage-backed certificates present limited credit risk to the Company because of the insurance or guarantees that stand behind them. However, the value of the Company's mortgage-backed certificates fluctuates in response to changing economic and interest rate conditions and the rate of prepayment of the underlying mortgages. It has been the Company's experience that most mortgage-backed certificates prepay substantially in advance of their scheduled amortizations. Mortgage-backed certificates can also be used as collateral for borrowings. Mortgage-backed certificates constitute a "qualified thrift investment" for purposes of the qualified thrift lender test and carry a relatively low risk-weight for purposes of determining compliance with the risk-based capital standard established by the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"). See "Regulation and Supervision--Regulation of the Banks--Regulatory Capital Requirements" and "--Qualified Thrift Lender Test."

     The following table sets forth information about purchases, sales, principal repayments, and changes in unrealized gains on securities available for sale with respect to the Company's mortgage-backed certificates for the periods indicated.


                                                                                  Year ended December 31,
                                                                                  -----------------------
                                                                1994                        1995                     1996
                                                                ----                        ----                     ----
                                                                                (Dollars in Thousands)
Mortgage-backed certificates purchased                       $  85,054                 $  114,506                 $   48,772
Mortgage-backed certificates acquired in business
    combination, net                                             8,913                          -                          -
Mortgage-backed certificates sold                              (20,354)                   (56,786)                    (6,739)
Principal repayments and (amortization)/
    accretion of (premiums)/discounts                          (33,467)                   (31,918)                   (67,416)
Change in unrealized gains (losses) on available
    for sale securities                                           (195)                     1,611                        (87)
                                                                  ----                      -----                        ---
Net increase (decrease) in mortgage-backed certificates      $  39,951                 $   27,413                 $  (25,470)
                                                             =========                 ==========                  ==========

     The following table sets forth certain yield, maturity and market value information concerning the Company's mortgage-backed certificates at December 31, 1996:



                                             Principal maturing in (1):
                               ---------------------------------------------------
                                                                                                                      Estimated
                                                                                                         Market        Average
                                                            Over five                      Total        Value at        Life
                               One year     Over one to      to ten         Over         Carrying     December 31,       to
                                or less     five years        years       ten years       Amount          1996        Maturity
                                -------     ----------        -----       ---------       ------          ----        --------
                                                     (Dollars in Thousands)                                            (years)

Held to maturity:             $       -     $       -       $       -     $       -     $       -       $        -

Available for sale:
     FHLMC:
       Fixed rate                 7,746        11,734             553             -        20,033           20,033          1.6
       Adjustable rate           34,712        76,323          32,328           657       144,020          144,020          2.6

     FNMA:
       Fixed rate                   171           501             158             -           830              830          2.6
       Adjustable rate            2,235         4,912           2,102            34         9,283            9,283          2.8

     GNMA:
       Fixed rate                   605         1,999             936             -         3,540            3,540          2.8
       Adjustable rate                -             -               -             -             -                -            -
Total available for sale         45,469        95,469          36,077           691       177,706          177,706          2.5
                                 ------        ------          ------           ---       -------          -------          ---
Total                         $  45,469     $  95,469       $  36,077     $     691    $  177,706       $  177,706          2.5
                              =========     =========       =========     =========    ==========       ==========          ===

Weighted average yield             6.80%         6.85%           6.93%         6.85%         6.85%

______________
(1)   Reflects estimated average life to maturity based on recent prepayment experience of the Company (approximately 11% to
      23%).  It has been the Company's experience that most mortgage-backed certificates prepay substantially in advance of their scheduled amortizations.

     Investment Activities The Banks are authorized to invest in various types of liquid assets, including United States Treasury obligations, securities issued by various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements, and federal funds. Subject to certain restrictions, the Banks may also invest their assets in commercial paper, corporate debt securities, and mutual funds. The Banks' investment policies do not permit investment in noninvestment grade bonds.

     The Banks' investment policies were adopted by their Boards of Directors, are approved annually, and authorize the Banks to invest in obligations issued or guaranteed by the United States Government, and the agencies and instrumentalities thereof, provided that the maturity of such obligations is less than five years. At December 31, 1996, the Company's investment portfolio totaled $60.2 million.

     CENIT Bank's investment activities are structured in part to enable CENIT Bank to meet the liquidity requirements mandated under OTS regulations. See "Regulation and Supervision--Regulation of the Banks--Liquidity." In addition, the amount of the Company's investments at any time will depend in part upon the Company's loan originations at that time and the availability of attractive long-term investments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Interest Rate Risk Management," included in the 1996 Annual Report to Stockholders, which is attached hereto as Exhibit 13 and incorporated herein by reference.

     The following table sets forth certain information concerning the Company's investment portfolio at the dates and for the years indicated.

                                                                   At or for the year ended December 31,
                                                  ----------------------------------------------------------------------
                                                          1994                     1995                     1996
                                                  -------------------      ---------------------     --------------------
                                                                          (Dollars in Thousands)
                                                  Carrying    Average      Carrying    Average      Carrying    Average
                                                    Value      Yield (1)     Value      Yield (1)     Value      Yield (1)
                                                  --------    ---------    --------    ---------    --------    ---------
Investment securities available for sale:
   U.S. Treasury securities                       $ 29,592     6.18%      $ 50,100        6.72%    $ 40,296       6.45%
   Other U.S. Government agency securities           1,992     4.65         15,018        5.12        6,009       6.36

Investment securities held to maturity:
   Other U.S. Government agency securities          13,066     4.62              -           -            -          -

Federal funds sold and interest-earning deposits     5,379     4.01          7,439        5.74        6,003       5.32

Federal Home Loan Bank and Federal
   Reserve Bank  stock                               5,738     6.22          7,029        7.26        7,861       7.20
                                                     -----                   -----                    -----

   Total investments                              $ 55,767     5.51       $ 79,586        6.27     $ 60,169       6.42
                                                  ========                ========                 ========

  __________
  (1)  Yields are calculated during the years indicated.

     The following table presents certain yield, maturity, and market value data for the U.S. Treasury securities and other U.S. Government agency securities in the Company's investment portfolio at December 31, 1996. Investment securities with "call" provisions that permit the issuer to demand payment on one or more specified dates are included in the category in which they may first be called by the issuer.

                                                       Over One     Over Five      After        Total
                                          One Year      to Five      to Ten         Ten        Carrying   Market
                                           or Less       Years        Years        Years        Value      Value
                                           -------       -----        -----        -----        -----      -----
                                                                  (Dollars in Thousands)

Investment securities available for sale:
   U.S. Treasury securities              $  14,072    $  26,224     $     -      $     -     $ 40,296    $ 40,296
                                         =========    =========     =======      =======      ========    ========
   Weighted average yield                     6.52%        6.11%          -%           -%        6.25%

   Other U.S. Government agency
     securities                          $   4,003    $   2,006     $     -      $     -     $  6,009    $  6,009
                                         =========    =========     =======      =======      ========    ========
   Weighted average yield                     6.56%        6.10%          -%           -%        6.41%

Sources of Funds

     General. The Company's lending and investment activities are funded primarily by deposits, principal and interest payments on loans and investments, and borrowings from the FHLB-Atlanta.

     Deposits. The Company's primary market for attracting deposits is the Hampton Roads area. The Company attracts short-term and long-term deposits from the general public by offering a wide variety of deposit accounts, competitive interest rates, and convenient office locations and service hours. The Company offers passbook accounts, personal and commercial checking accounts, money market deposit accounts, and certificates of deposit with terms ranging from 91 days to 60 months. The Company relies on deposits obtained on a retail basis through its offices and does not rely significantly on jumbo deposits. Jumbo deposits are viewed as a less reliable source of deposits because they tend to be more sensitive to variations in the interest rates paid by the Company and its competitors. As a matter of policy, the Company does not accept brokered deposits, which management views to be a highly interest rate sensitive source of funds.

     The Company's ability to attract and maintain deposits at favorable rates is affected by competitive interest rates in the Company's market area and general economic conditions.

     The following table sets forth the distribution and the weighted average interest rates of the Company's deposit accounts at the dates indicated.


                                                                         At December 31,
                                         1994                               1995                                  1996
                                         ----                               ----                                  ----

                                                  Weighted                             Weighted                             Weighted
                                      Percent of   Average                Percent of    Average                 Percent of   Average
                                         Total     Nominal                   Total      Nominal                    Total     Nominal
                            Amount     Deposits     Rate         Amount    Deposits      Rate         Amount     Deposits     Rate
                            ------------------------------       ------------------------------       ------------------------------
                                                                    (Dollars in Thousands)

Commercial checking       $ 23,067       5.48%         -%      $ 33,372       7.41%          -%     $ 40,130       8.04%         -%
Passbook                    25,525       6.07       3.05         21,258       4.72        3.01        21,175       4.24       3.01
Personal checking           37,368       8.89       2.19         35,075       7.78        2.39        36,290       7.29       2.24
90-day passbook and
   statement savings        21,401       5.09       3.39         24,175       5.37        3.89        26,867       5.38       3.68
Money market deposits       47,244      11.24       3.06         42,233       9.37        3.44        44,815       8.98       3.25

     Subtotal              154,605      36.77       2.44        156,113      34.65        2.48       169,277      33.93       2.30

Certificate accounts       265,817      63.23       4.81        294,417      65.35        5.59       329,688      66.07       5.37
                           -------      -----                   -------      -----                   -------      -----

Total deposits            $420,422     100.00%      3.94       $450,530     100.00%       4.51      $498,965     100.00%      4.33
                          ========     ======                  ========     ======                  ========     ======

     The following table sets forth the activity in the Company's deposits during the periods indicated.

                                                                                        Year Ended December 31,
                                                                              1994               1995               1996
                                                                              ----               ----               ----
                                                                                      (Dollars in Thousands)

Beginning balance                                                          $407,309            $420,422          $450,530

Deposits acquired in business combination                                    47,069                   -            68,101

Net increase (decrease) before interest credited                            (44,632)             17,573           (35,692)

Interest credited (1)                                                        10,676              12,535            16,026

Net increase in savings deposits                                             13,113              30,108            48,435
                                                                             ------              ------            ------

Ending balance                                                             $420,422            $450,530          $498,965
                                                                           ========            ========          ========

_________________

(1) Does not include interest on deposit accounts paid directly to depositors and not credited to their deposit accounts.

     The following table sets forth, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 1996.

                                            At December 31,                         At December 31, 1996,  Maturing in
                                       --------------------------       --------------------------------------------------
                                                                                                                 Greater
                                                                        One year                                than three
                                       1994       1995       1996        or less    Two years     Three years      years
                                       ----       ----       ----        -------    ---------     -----------      -----
                                                                        (Dollars in Thousands)

Certificate accounts:

   3.99% or less                   $ 42,012   $    644    $    451     $    449      $    -        $    2        $     -

   4.00% to 4.99%                   128,762     51,320     100,302       92,777       4,545         2,844            136

   5.00% to 5.99%                    54,389    133,573     179,399      123,583      36,245         8,750         10,821

   6.00% to 6.99%                    24,720     94,235      37,244       12,310       6,939         4,625         13.370

   7.00% to 7.99%                     9,296     14,010      10,280          133         643         2,380          7,124

   8.00% to 8.99%                     6,474        480         775          142         371            55            207

   9.00% to 9.99%                       164        155       1,237          135           -         1,102              -
   ----     ----                        ---        ---       -----          ---                     -----

     Total certificates            $265,817   $294,417    $329,688     $229,529      $48,743       $19,758       $31,658
                                   ========   ========    ========     ========      =======       =======       =======

                                                               28

     At December 31, 1996, the Company had outstanding $24.0 million in certificate accounts in amounts greater than $100,000 maturing as follows (which amount includes $4.2 million of jumbo certificates of deposit with negotiable rates of interest):






                                                            Amount
                                                            ------
                                                (Dollars in Thousands)

Three months or less                                      $   6,497
Over three months to six months                               3,274
Over six months to twelve months                              7,930
Over twelve months                                            6,266
                                                              -----
   Total                                                  $  23,967
                                                          =========

     Borrowings. Deposits are the Company's primary source of funds. The Company also uses borrowings as an additional source of funds. The Company obtains advances from the FHLB-Atlanta which can be collateralized by certain of its mortgage loans or mortgage-backed certificates. See "Regulation and Supervision--Regulation of the Banks--Federal Home Loan Bank System." Such advances are made pursuant to several credit programs that have specific interest rates and ranges of maturities. The maximum amount that the FHLB-Atlanta will advance to member institutions, including the Banks, fluctuates from time to time in accordance with the policies of the Federal Home Financing Board and the FHLB-Atlanta and the current financial and operating condition of the Banks

     CENIT Bank's and Princess Anne's current maximum credit availability from the FHLB-Atlanta is $190.0 million and $58.0 million, respectively. At December 31, 1996, CENIT Bank and Princess Anne had $117.0 million and $31.0 million, respectively, of outstanding advances from the FHLB-Atlanta.

     The following table sets forth certain information regarding FHLB advances at the dates indicated:

                                                                              At or for the year ended December 31,
                                                                    1994                       1995                    1996
                                                                                      (Dollars in Thousands)
Adjustable-rate advances:
     One year or less                                          $  107,000                $    56,000                $ 123,000

Fixed-rate advances:
     One year or less                                                   -                     77,000                   25,000
                                                               ----------                -----------                ---------

Total advances                                                 $  107,000                $   133,000                $ 148,000
                                                               ==========                ===========                =========

Maximum balance outstanding at any month-end                   $  115,700                $   152,000                $ 192,000

Average amount outstanding during the year                     $   87,892                $   128,499                $ 154,854

Weighted average cost of advances for the year                       4.57%                      6.16%                    5.44%

     In connection with CENIT Bank's conversion from a mutual savings bank to a stock savings bank, the Company established an Employees Stock Ownership Plan ("ESOP"). The ESOP was funded by the proceeds from a $1,000,000 loan from an unrelated third party lender. At December 31, 1995, the balance of the ESOP loan was $300,000. The loan was repaid in full in 1996

     Securities Sold Under Agreements to Repurchase. From time to time, the Company enters into reverse repurchase agreements with nationally recognized primary securities dealers and financial institutions. The Company also enters into reverse repurchase agreements with commercial deposit customers to enable these customers to earn interest on excess funds on deposit with the Company. Reverse repurchase agreements are accounted for as borrowings by the Company and are generally secured by mortgage- backed certificates. The Company's borrowing policy sets forth various terms and limitations with respect to reverse repurchase agreements, including acceptable types and maturities of collateral securities and the maximum amount of borrowings from any one approved broker.

     The  following  table  presents  certain   information   regarding  reverse
repurchase agreements during the years indicated:

                                                                                       At or for the year ended December 31,
                                                                                  1994                1995                1996
                                                                                  ----                ----                ----
                                                                                             (Dollars in Thousands)
         Maximum amount outstanding at any month-end                          $  1,713             $  4,871           $  30,382
         Balance at end of year                                                  1,435                4,871               7,138
         Average amount outstanding during the year                              1,141                2,543               8,616
         Weighted average interest rate:
              Amount outstanding at end of year                                   4.39%                4.35%               4.40%
              Average amount outstanding during the year                          3.24%                4.80%               4.67%

Activities of Subsidiary Companies of CENIT Bank

     Princess Anne has no subsidiaries. CENIT Bank is permitted by current OTS regulations to invest a maximum of two percent of its assets in stock, paid-in surplus, and secured and unsecured loans to service corporations. CENIT Bank may also invest an additional one percent of its assets in its service corporations when the additional funds are used for community or inner city purposes. In addition, federally chartered savings institutions under certain circumstances also may make conforming loans to service corporations in which the lender owns or holds more than 10% of the capital stock in an aggregate amount of up to 50% of regulatory capital. As of December 31, 1996, CENIT Bank's initial investment in and loans outstanding to its service corporations totaled $4.5 million. These loans are primarily to finance the acquisition of REO by CENIT Bank's subsidiaries and the sale of REO by such subsidiaries and are eliminated in accordance with generally accepted accounting principles on the Company's Consolidated Financial Statements.

     CENIT Bank has a total of six direct or indirect subsidiaries: Independent Investors, Inc. ("Independent Investors"); Olney-Duke Investors, Inc. ("Olney-Duke"); Independent Developers, Ltd. ("Independent Developers"); CENIT Equity Company ("CENIT Equity"); CENIT Mortgage Corporation of North Carolina ("CENIT Mortgage"), which is a wholly owned subsidiary of CENIT Equity; and CENIT Commercial Mortgage Corporation ("CENIT Commercial Mortgage").

     Independent Investors is a Virginia corporation incorporated in 1981, which acts as a corporate trustee on various deeds of trust that secure loans made by the Banks.

     Olney-Duke is a Virginia corporation incorporated in 1986 for the original purpose of owning and marketing certain unsold units in a condominium complex acquired at foreclosure following the default of the original developer/builder. In 1993, Olney-Duke acquired at foreclosure and subsequently sold a hotel property. Additionally, in 1993 Olney-Duke entered into an arrangement with Bankers Financial Partners, Inc., a subsidiary of Legg Mason, Inc., to offer full-service stock and investment brokerage to customers of CENIT Bank in its retail branches. Olney-Duke's 1996 activities consisted of transactions with Bankers Financial Partners and an initial investment of $17,000 in Bankers Title of Hampton Roads, L.L.C. representing 15% ownership of an entity formed in 1996 for the purpose of providing real estate settlement services. At December 31, 1996, CENIT Bank's initial investment in and loans outstanding to Olney-Duke totaled $144,000.

     CENIT Equity is a Virginia corporation incorporated in 1977 which primarily acquires properties at foreclosure sales or by deeds in lieu of foreclosure following borrower defaults on loans made by CENIT Bank. CENIT Equity then markets such REO for resale. At December 31, 1996, CENIT Equity held REO with a total net book value of $2.8 million, and the Company's initial investment in and loans outstanding to CENIT Equity amounted to $4.3 million.

     Independent Developers is a Virginia corporation incorporated in 1977. Independent Developers and a local builder and developer were involved in a partnership in the development of unimproved land into residential building sites and in the construction of townhouses and other single-family dwellings. In 1986, CENIT Bank and Independent Developers discontinued new real estate development projects and in 1995 wound up the business and affairs of the partnership and liquidated its assets. The corporation is currently inactive.

     CENIT Mortgage is a North Carolina corporation incorporated in 1985 to act as a mortgage loan originator for CENIT Bank on the Outer Banks of North Carolina. CENIT Mortgage is a wholly owned subsidiary of CENIT Equity. CENIT Mortgage closed its office in 1995 and is currently inactive. At December 31, 1996, CENIT Equity's initial investment in CENIT Mortgage equaled $50,000.

     CENIT Commercial Mortgage is a Virginia corporation incorporated in 1990 for the purpose of engaging in commercial mortgage loan brokerage transactions. At December 31, 1996, CENIT Bank's initial investment in CENIT Commercial Mortgage was $50,000.

     Personnel. At December 31, 1996, the Company and its subsidiaries had 217 full-time and 52 part-time employees. The Company's employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be excellent.
                                                   REGULATION AND SUPERVISION

     Set forth below is a brief description of certain laws and regulations that relate to the regulation of the Company, CENIT Bank and Princess Anne. The descriptions of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, do not purport to be complete and are qualified in their entirety by reference to applicable laws and regulations.

Regulation of the Company

     General. The Company is a registered savings and loan holding company pursuant to the Home Owners' Loan Act, as amended (the "HOLA"). As such, the Company is subject to OTS regulation, examination, supervision and reporting requirements. The Company is also required to file certain reports with and otherwise comply with the rules and regulations of the SEC under the federal securities laws. As a subsidiary of a savings and loan holding company, CENIT Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

     The Company is also a registered bank holding company subject to the Bank Holding Company Act of 1956 (the "BHCA"), as amended, and is subject to regulation by the Federal Reserve. The BHCA generally limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity which is so closely related to banking or to managing or controlling banks as to be a proper incident thereto

     The Company is also registered in Virginia with the SCC under the financial institution holding company laws of Virginia. Accordingly, the Company is subject to regulation and supervision by the Virginia SCC.

     Activities Restrictions. There are generally no restrictions on the activities of a savings and loan holding company, such as the Company, that holds only one subsidiary savings association. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that could create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet a qualified thrift lender ("QTL") test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings association requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "--Regulation of the Banks--Qualified Thrift Lender Test."

     If the Company were to acquire control of another savings association, other than through merger or other business combination with CENIT Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL test, the activities of the Company and any of its subsidiaries (other than CENIT Bank or other subsidiary savings associations) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof that is not a savings association shall commence, or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity, unless prior notice is given to the OTS and the OTS does not object, other than:
(i) furnishing or performing management services for a subsidiary savings association; (ii)
     conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association; (iv) holding or managing properties used or occupied by a subsidiary savings association; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies. The activities described in
(vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

     Under recently enacted federal legislation, the restriction on interstate acquisitions by bank holding companies was abolished effective September 1995, and bank holding companies from any state are able to acquire banks and bank holding companies located in any other state, subject to certain conditions, including nationwide and state imposed concentration limits. Banks also will be able to branch across state lines by acquisition, merger or de novo, effective June 1, 1997 (unless state law would permit such interstate branching at an earlier date), provided certain conditions are met, including that applicable state law must expressly permit such interstate branching.

     Limitations on Transactions with Affiliates. Transactions between financial institutions such as the Banks and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate of an institution is any company or entity that controls, is controlled by or is under common control with the institution. In a holding company context, the parent holding company of an institution (such as the Company) and any companies that are controlled by such parent holding company are affiliates of the institution. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which the institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. In addition to the restrictions imposed by Sections 23A and 23B of the FRA, no institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities that are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates that are subsidiaries of the institution.

     The restrictions contained in Section 22(h) of the FRA on loans to executive officers, directors and principal stockholders also apply to the Banks. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a financial institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also prohibits loans above prescribed amounts to directors, executive officers and greater than 10% stockholders of an institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution, with any "interested" director not participating in the voting. The prescribed loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required generally is the greater of $25,000 or 5% of capital and surplus (up to $500,000). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons.

     Other Bank Holding Company Restrictions. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries that are designed to reduce potential loss exposure to the depositors of the depository institutions and to the FDIC insurance funds. For example, under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the "cross-guarantee" provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by either the SAIF or BIF as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

     Banking laws also provide that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or stockholder. This provision would give depositors a preference over general and subordinated creditors and stockholders in the event a receiver is appointed to distribute the asset of any bank or savings bank subsidiaries.

     Restrictions on Acquisitions. Savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS,
(i) control of any other savings association or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings association or holding company thereof that is not a subsidiary.

     Under certain circumstances, a registered savings and loan holding company is permitted to acquire, with the approval of the Director of the OTS, up to 15% of the voting shares of an under-capitalized savings association pursuant to a "qualified stock issuance" without that savings association being deemed controlled by the holding company. In order for the shares acquired to constitute a "qualified stock issuance," the shares must consist of previously unissued stock or treasury shares, the shares must be acquired for cash, the savings and loan holding company's other subsidiaries must have tangible capital of at least 6-1/2% of total assets, there must not be more than one common director or officer between the savings and loan holding company and the issuing savings association and transactions between the savings association and the savings and loan holding company and any of its affiliates must conform to Sections 23A and 23B of the FRA. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company.

     The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company that controls savings associations in more than one state if (i) the multiple savings and loan holding company involved controls a savings association that operated a home or branch office located in the state of the association to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings association pursuant to the emergency acquisition provisions of the Federal
Deposit Insurance Act; or (iii) the statutes of the state in which the association to be acquired is located specifically permit institutions to be acquired by the state-chartered associations or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings associations).

     FIRREA amended provisions of the BHCA to specifically authorize the Federal Reserve to approve an application by a bank holding company to acquire control of a savings association. FIRREA also authorized a bank holding company that controls a savings association to merge or consolidate the assets and liabilities of the savings association with, or transfer assets and liabilities to, any subsidiary Company that is a member of the BIF with the approval of the appropriate federal banking agency and the Federal Reserve. As a result of these provisions, there have been a number of acquisitions of savings associations by bank holding companies in recent years.

Regulation of the Banks

     General. CENIT Bank is a federally chartered savings bank and Princess Anne is a Virginia state chartered commercial bank, and their deposit accounts are insured up to applicable limits by the FDIC through the SAIF and BIF. The Banks are subject to extensive regulation by the OTS, the SCC and the FDIC, and must file reports with the OTS, Federal Reserve and, for Princess Anne, the SCC concerning its activities and financial condition, in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with or acquisitions of other financial institutions. The OTS, FDIC, Federal Reserve and the SCC conduct periodic examinations to test the Banks' compliance with various regulatory requirements. The OTS and SCC completed their most recent regular supervisory examinations in February 1996. The Federal Reserve completed its most recent examination in January 1997. CENIT Bank is also a member of the FHLB-Atlanta and is subject to certain limited regulation by the Federal Reserve. Princess Anne is also a member of the FHLB-Atlanta.

     FIRREA. FIRREA, which was signed into law in 1989, substantially changed the structure of regulatory oversight and supervision of all savings and banking institutions, including the Banks, and of holding companies of savings institutions and banks. Under FIRREA, most of the regulatory authority previously exercised by the Federal Home Loan Bank Board (the "FHLBB") was transferred to the OTS, an office of the Department of the Treasury. In addition, FIRREA abolished the Federal Savings and Loan Insurance Corporation (the "FSLIC") and transferred its functions with respect to deposit insurance to the FDIC, which administers the SAIF and BIF. As a result, the FDIC was granted certain regulatory and examination authority over CENIT Bank. The FDIC fund existing prior to the enactment of FIRREA is now known as the BIF, which continues to insure the deposits of commercial banks and certain savings banks and is also administered by the FDIC. Although the FDIC administers both funds, the assets and liabilities of the two funds are not commingled

     The enforcement authority available to regulators was substantially enhanced by FIRREA. The OTS, as the primary regulator of savings institutions, has extensive enforcement authority over all savings institutions and their holding companies, including the Company and CENIT Bank. The Federal Reserve, as one of the primary regulators of banks, has extensive enforcement authority over member banks and their holding companies, including the Company and Princess Anne. The FDIC also has authority to impose enforcement action on savings institutions and banks in certain situations. This enforcement authority applies to all "institution- affiliated parties", including directors, officers, controlling stockholders, and other persons or entities participating in the affairs of the institution, as well as attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.

     The enforcement authority of the OTS and the Federal Reserve includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. Civil penalties may be imposed in an amount not to exceed $25,000 a day unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million a day. Criminal penalties for financial institution crimes may be as long as 30 years. In addition, regulators are empowered to take enforcement action against an institution that fails to comply with its regulatory requirements, particularly with respect to capital. These enforcement actions may be initiated for violations of laws and regulations and for unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS or the Federal Reserve. FIRREA requires, except under certain circumstances, public disclosure of final enforcement actions by the OTS or the Federal Reserve. Possible enforcement action ranges from the imposition of a capital plan to restrictions on operations and termination of deposit insurance. FIRREA empowers the FDIC to recommend enforcement action to the director of OTS (the "Director") and the Federal Reserve. If action is not taken by the regulators, the FDIC has authority to compel such action under certain circumstances.

     FDIC Improvement Act of 1991. On December 19, 1991, the FDIC Improvement Act of 1991 (the "FDIC Improvement Act") became law. While the FDIC Improvement Act primarily addressed additional sources of funding for the BIF, it also imposed a number of mandatory supervisory measures on savings associations and banks.

     Improved Examinations. All insured institutions must now undergo a full-scope, on site examination by their appropriate Federal banking agency ("appropriate agency") at least once every eighteen months. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate.

     Financial Reporting. Insured institutions with $500 million or more in total assets are required to submit independently audited annual reports to the FDIC and the appropriate agency (and state supervisor when applicable). These publicly available reports must include (a) annual financial statements prepared in accordance with generally accepted accounting principles and such other disclosure requirements as required by the FDIC or the appropriate agency and
(b) a management report signed by the Chief Executive Officer and the Chief Financial Officer or Chief Accounting Officer of the institution that contains a statement of the management's responsibilities for (i) preparing the annual financial statements; (ii) establishing and maintaining an adequate internal control structure and procedures for financial reporting; and (iii) complying with the laws and regulations designated by the FDIC relating to safety and soundness and an assessment of (aa) the effectiveness of the internal control structure and procedures for financial reporting as of the end of the fiscal year and (bb) the institution's compliance during the fiscal year with applicable laws and regulations designated by the FDIC relating to safety and soundness. With respect to any internal control report, the institution's independent public accountants must attest to, and report separately on, assertions of the institution's management contained in such report. Any attestation by the independent accountant pursuant to this section would be made in accordance with generally accepted auditing standards for attestation engagements.

     Large insured institutions, as determined by the FDIC, are required to monitor the above activities through an independent audit committee which has access to independent legal counsel.

     Standards for Safety and Soundness. The FDIC Improvement Act requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating to: (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) audit underwriting; (iv) interest rate risk exposure;
(v) asset growth; and (vi) compensation, fees and benefits. The compensation standards would prohibit employment contracts, compensation or benefit arrangements, stock option plans, fee arrangements or other compensatory arrangements that would provide excessive compensation, fees or benefits or could lead to material financial loss. In addition, the federal banking regulatory agencies would be required to prescribe by regulation standards specifying: (i) maximum classified assets to capital ratios; (ii) minimum earnings sufficient to absorb losses without impairing capital; and (iii) to the extent feasible, a minimum ratio of market value to book value for publicly traded shares of depository institutions and depository institution holding companies.

     On October 1, 1996, the banking agencies issued new guidelines amending the Interagency Guidelines Establishing Standards for Safety and Soundness (the "Guidelines") to include asset quality and earnings standards. The Guidelines were adopted pursuant to the requirements of Section 39 of the Federal Deposit Insurance Act. The Guidelines require financial institutions to identify problem assets and estimate inherent losses. In order to comply with these Guidelines, a financial institution shall (1) consider the size and potential risks of material concentrations of credit risk; (2) compare the level of problem assets to the level of capital and establish reserves sufficient to absorb anticipated losses on those and other assets; (3) take appropriate corrective action to resolve problem assets, as appropriate, and (4) provide periodic asset quality reports to the board of directors to assess the level of asset risk. The earnings standards specified by the Guidelines require an institution to compare its earnings trends (relative to equity, assets, and other common benchmarks) with its historical experience and with the earnings trends of its peers. The Guidelines, relative to the earnings standards, require the institution to: (1) evaluate the adequacy of earnings with regard to the institution's relative size and complexity, and the risk profile of the institution's assets and operations;
(2) assess the source, volatility, and sustainability of earnings; (3) evaluate the effect of nonrecurring or extraordinary income or expense; (4) take steps to ensure that earnings are sufficient to maintain adequate capital and reserves after considering asset quality and the institution's rate of growth; and (5) provide periodic reports with adequate information for management and the board of directors to assess earnings performance. The Guidelines note that the complexity and sophistication of an institution's monitoring, reporting systems, and corrective actions should be commensurate with the size, nature and scope of the institution's operations. The Banks do not believe that these Guidelines will materially affect their operations or financial condition.

     Prompt Corrective Regulatory Action. The FDIC Improvement Act requires each appropriate agency and the FDIC to take prompt corrective action to resolve the problems of insured depository institutions that fall below a certain capital ratio. Such action must be accomplished at the least possible long-term cost to the appropriate deposit insurance fund.

     In  connection  with  such  action,  each  agency  promulgated  regulations defining the following five categories in which an insured depository institution will be placed, based on the adequacy of their regulatory capital level: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Based upon the applicable regulations, at December 31, 1996, the Banks would be considered well capitalized. The legislation requires a critical capital level in an amount that is not less than 2% of total assets or more than 65% of the required minimum leverage capital level. In addition to the various capital levels, the FDIC Improvement Act provides additional noncapital levels whereby the appropriate agency can treat an institution as if it were in the next lower category if the appropriate agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice.

     At each successive downward level of capital, institutions are subject to more restrictions and regulators are given less flexibility in deciding how to deal with the Company, thrift, or bank. For example, undercapitalized institutions will be subject to asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, except under limited circumstances, the appropriate agency, not later than 90 days after an institution becomes critically undercapitalized, shall appoint a conservator or receiver. All actions by the appropriate agency must be undertaken at the least cost for the appropriate insurance fund.

     The legislation prohibits insured institutions from making capital distributions to anyone or paying management fees to any persons having control of the institution if after such transaction the institution would be undercapitalized. Any undercapitalized institution must submit an acceptable capital restoration plan to the appropriate agency within 45 days of becoming undercapitalized.

     In addition, each company controlling an undercapitalized institution must guarantee that the institution will comply with the capital plan until the institution has been adequately capitalized on an average during each of four consecutive calendar quarters and provide adequate assurances of performance. The aggregate liability of such guarantee is limited to the lesser of (a) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized or (b) the amount that is necessary to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time the institution fails to comply with its capital restoration plan.

     Other Items. The FDIC Improvement Act also (i) prohibits the Federal Reserve from making discount window loans to undercapitalized institutions for more than 60 days in any 120 day period except under very limited circumstances;
(ii) limits the percentage of interest paid on brokered deposits and limits the use of such deposits to only those institutions that are well-capitalized; (iii) requires the FDIC to charge insurance premiums based on the riskiness of the activities conducted by an individual institution; (iv) prohibits insured state-chartered banks from engaging as principal in any type of activity that is not permissible for a national bank unless the FDIC permits such activity and the bank meets all of its regulatory capital requirements; (v) limits to the first $100,000 the amount of insurance for pass-through bank investment contracts (fixed-income products sold primarily to pension funds); (vi) provides consumer-oriented incentives to banks and added consumer protections (reduced insurance premiums for qualifying lifeline accounts, interest rate disclosure and affordable housing, among others); (vii) limits extensions of credit to an institution's executive officers, directors and greater than 10% stockholders by that institution; (viii) modifies the QTL test for savings associations (see "Regulation and Supervision--Regulation of the Banks --Qualified Thrift Lender Test") by (a) decreasing the QTL percentage from 70% to 65% of a savings association's portfolio assets on a monthly average basis in nine out of every 12 months, (b) increasing the amount of liquid assets excludable from portfolio assets from 10% to 20%, and (c) adding to the definition of qualified thrift assets shares of stock issued by any FHLB and shares of stock issued by the FHLMC or the FNMA; (ix) increases the amount of consumer loans a federal association can invest in from 30% to 35% of assets; (x) directs the appropriate agency to determine the amount of readily marketable purchased mortgage servicing rights that may be included in calculating such institution's tangible, core and risk- based capital; (xi) provides that the limitation period for any private civil action brought on or before June 19, 1991 and implied under Section 10(b) of the Exchange Act shall be the limitation period provided by the laws applicable in the jurisdiction; (xii) requires the apportionment of insurance premiums in mergers and acquisitions of depository institutions that, prior to the merger or acquisition, are insured by separate funds (BIF and SAIF), said apportionment to be based on the amount of deposits insured by each fund prior to the merger or acquisition; and (xiii) provides that, subject to certain limitations, any federal savings association may acquire or be acquired by any insured depository institution.

     FIRREA and the FDIC Improvement Act revised many other substantive requirements and limitations to which the Banks are subject. Certain of these regulatory requirements and restrictions are discussed below.

     Equity Risk Investments. OTS regulations limit a savings institution's ability to invest in "equity risk investments," which include investments in equity securities, real estate, service corporations and operating subsidiaries, as well as most land loans and nonresidential construction loans with loan-to-value ratios in excess of 80%. The FDIC Improvement Act generally provides that Princess Anne may not make or acquire any type of equity investment that is not permissible for a national bank. At December 31, 1996, the Banks were in compliance with such limitations.

     Other Investment Limitations. Federally chartered savings institutions such as CENIT Bank are also subject to various other restrictions on their investment and lending activities. Federally chartered savings institutions may make secured or unsecured loans for commercial, corporate, business or agricultural purposes in an amount not in excess of 10% of the institution's assets. In addition, the aggregate investment in nonresidential real estate loans may not exceed 400% of a federally chartered savings institution's total capital; however, an institution may be permitted to exceed the 400% limitation if the OTS determines that any relief from this restriction poses no significant risk to the safe and sound operations of the savings institution and is consistent with prudent operating practices. Federally chartered savings institutions may make loans for personal, family or household purposes, but such holdings and investments may not exceed 35% of the savings institution's assets. State chartered banks such as Princess Anne are also subject to various restrictions and limitations on their investment and lending activities. Such restrictions and limitations cover investments in real estate owned by the bank, investments in stock or securities of service corporations and subsidiaries, loans secured by real estate, construction loans, loans secured by stock or securities, and other loans and investments. At December 31, 1996, the Banks were in compliance with the above requirements.

     Loans-to-One-Borrower Limitations. FIRREA imposed limitations on the aggregate amount of loans that a savings association could make to any one borrower, including related entities. Under FIRREA, the permissible amount of loans-to-one-borrower now follows the national bank standard for all loans made by savings associations, as compared to the pre-FIRREA rule which applied the national bank standard only to commercial loans made by federally chartered savings associations. The national bank standard generally does not permit loans-to-one-borrower to exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. Virginia state chartered banks are also prohibited from making loans to one borrower that exceed 15% of the bank's unimpaired capital and surplus. At December 31, 1996, the Banks had no borrowers to which they had outstanding loans in excess of their respective loans-to-one-borrower limit.

     Regulatory Capital Requirements. Federally insured savings associations and banks are required to maintain minimum levels of regulatory capital. Pursuant to FIRREA, the OTS, the FDIC and the Federal Reserve have established capital standards applicable to the Company and the Banks. The OTS and the Federal Reserve also are authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

     CENIT Bank. Effective December 7, 1989, the Director of the OTS adopted new capital standards that require savings associations to satisfy three different capital requirements. Under these standards, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of a savings association's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets, with only a limited exception for purchased mortgage servicing rights. At December 31, 1996, CENIT Bank had an intangible asset totaling $4.4 million representing the unamortized portion of goodwill recorded in connection with the Homestead merger and the goodwill and core deposit intangible assets recorded in connection with the assumption of deposits of five Essex branches. At December 31, 1996, CENIT Bank did not have any purchased mortgage servicing rights or supervisory goodwill.

     Both core and tangible capital are further reduced by an amount equal to a savings association's debt and equity investments in subsidiaries engaged in activities not permissible for national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). At December 31, 1996, the Company had no subsidiaries currently engaged in activities not permissible for national banks

     Adjusted total assets are a savings association's total assets as determined under generally accepted accounting principles, increased by certain goodwill amounts and by a prorated portion of the assets of subsidiaries in which the savings association holds a minority interest and that are not engaged in activities for which the capital rules require the savings association to net its debt and equity investments in such subsidiaries against capital. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of a savings association's investments in subsidiaries that must be netted against capital under the capital rules and, for purposes of the core capital requirement, qualifying supervisory goodwill

     In  determining  compliance  with the  risk-based  capital  requirement,  a savings association and banks are allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings association's core capital. Supplementary capital consists of certain capital instruments that do not qualify as core capital, and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only in an amount equal to the amount of core capital. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for principal categories of assets are (i) 0% for cash on hand and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government including GNMA mortgage-backed securities; (ii) 20% for claims on FHLBs, claims on domestic depository institutions, and securities (other than equity securities) issued by U.S. Government sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, FNMA or the FHLMC, except for those classes with residual characteristics or stripped mortgage- related securities; (iii) 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or the FHLMC; and (iv) 100% for all other loans and investments, including consumer loans, commercial loans, and single-family residential real estate loans more than 90 days delinquent, REO and other repossessed assets.

     The FDIC Improvement Act required the federal banking regulatory agencies to add an interest rate risk component to the risk- based capital requirements. Thrift institutions with a greater than normal level of interest rate exposure must take a deduction from the total capital available to meet their risk-based capital requirement. The required deduction is equal to one-half of the difference between the institution's actual measured exposure and the normal level of exposure. An institution's actual measured interest rate risk is expressed as the change that occurs in its net portfolio value (NPV) as a result of a hypothetical 200 basis point increase or decrease in interest rates (whichever leads to the lower NPV) divided by the estimated economic value of its assets. An above normal decline in NPV is one that exceeds 2 percent of an institution's assets expressed in terms of economic value.

     The OTS calculates changes in an institution's NPV quarterly based on financial data submitted by the institution and then provides the institution with its interest rate risk capital requirement. The amount required to be incorporated into each quarterly calculation is the lowest interest rate risk capital requirement calculated by the OTS for the three prior quarter ends. However, the OTS has delayed implementation of an automatic interest rate risk capital deduction at this time. While the OTS calculates the interest rate risk capital requirement, the interest rate risk capital requirement is currently being waived by the OTS. As of the December 31, 1996 OTS calculations, no deduction of risk-based capital would have been required if such regulation had been effective as of such date.

     The following table summarizes CENIT Bank's capital ratios and balances at December 31, 1996 (dollars in thousands).

                                          Capital Requirement            Actual Capital                Excess Capital
                                      Percentage       Amount         Percentage   Amount         Percentage    Amount
                                      ----------       ------         ----------   ------         ----------    ------
             Core                         3.0%         $  14,594         6.0%      $  28,991         3.0%       $  14,397
             Tangible                     1.5              7,297         6.0          28,991         4.5           21,694
             Tier 1 risk-based            4.0             10,547        11.0          28,991         7.0           18,444
             Total risk-based             8.0             21,094        11.9          31,510         3.9           10,416

     Princess Anne. The FDIC has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk- weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.0%, of which at least 5.0% generally must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. Princess Anne had a ratio of risk-weighted assets to total capital of 13.8% at December 31, 1996 and a ratio of risk- weighted assets to Tier 1 capital of 12.7%. Both of these exceed the capital requirements adopted by the federal regulatory agencies.

     In addition, the Board of Governors of the Federal Reserve System has established minimum leverage ratio guidelines of Tier 1 Capital to adjusted quarterly assets equal to 3.0% for banks that meet certain specified criteria. All other banks will generally be required to maintain a leverage ratio ranging from 4.0% to 5.0%. Princess Anne's leverage ratio at December 31, 1996 was 7.1%, which exceeds the regulatory minimum.

     The following table summarizes Princess Anne's capital ratios and balances at December 31, 1996 (dollars in thousands)


                                          Capital Requirement            Actual Capital                Excess Capital
                                      Percentage       Amount         Percentage   Amount         Percentage    Amount
                                      ----------       ------         ----------   ------         ----------    ------
             Leverage                     4.0%         $   7,738         7.1%      $  13,789         3.1%       $   6,051
             Risk-based - Tier 1          4.0              4,350        12.7          13,789         8.7            9,439
             Risk-based - total           8.0              8,700        13.8          14,986         5.8            6,286

     On August 2, 1995, the Federal Reserve and the FDIC issued a final rule entitled Risk-Based Capital Standards: Interest Rate Risk. The final rule implements minimum capital standards for interest rate risk exposures in a two-step process. The final rule implements the first step of that process by revising the capital standards applicable to Princess Anne to explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor that the banking agencies are to consider in evaluating a bank's capital adequacy. It is important to note that the federal banking agencies intend to implement this rule on a case- by-case basis during the examination process. Due to the subjective nature of this rule, Princess Anne is unable to determine what effect, if any, this rule may have on its regulatory capital requirements.

     The Company. As a bank holding company, the Company is also subject to the capital adequacy guidelines established by the Federal Reserve Board. The following table summarizes the Company's capital ratios and balances at December 31, 1996 (dollars in thousands).

                                          Capital Requirement            Actual Capital                Excess Capital
                                      Percentage       Amount         Percentage   Amount         Percentage    Amount
                                      ----------       ------         ----------   ------         ----------    ------
             Leverage                     4.0%         $  27,171        6.5%       $  44,163         2.5%       $  16,992
             Risk-based - Tier 1          4.0             14,959       11.8           44,163         7.8           29,204
             Risk-based - total           8.0             29,919       12.8           47,969         4.8           18,050

     Proposed Regulatory Capital Requirements. In April 1991, the OTS proposed to modify the 3% of adjusted total assets core capital requirement in the same manner as was done by the Office of the Comptroller of the Currency for national banks. Under the OTS proposal, only savings associations rated composite 1 under the OTS MACRO rating system would be permitted to operate at the regulatory minimum core capital ratio of 3%. For all other savings associations, the minimum core capital ratio would be 3% plus at least an additional 100 to 200 basis points, which would increase the core capital ratio requirement to 4% to 5% of adjusted total assets or more. In determining the amount of additional capital, the OTS will assess both the quality of risk management systems and the level of overall risk in each individual savings association through the supervisory process on a case-by-case basis. There can be no assurance that this proposal, which could increase CENIT Bank's regulatory capital requirements, will be adopted as proposed or at all. As of February 28, 1997, the OTS had not adopted final regulations modifying the core capital requirement.

     Capital Distributions. Limitations are imposed upon all "capital distributions" by savings institutions, including cash dividends, payments to repurchase or otherwise acquire its shares, payments by an institution to shareholders of another institution in a cash-out merger, and other distributions charged against capital. Generally, the regulation creates a safe harbor for specified levels of capital distributions from savings institutions meeting at least their minimum capital requirements, so long as such institutions notify the OTS and receive no objection to the distribution from the OTS. Savings institutions that do not qualify for the safe harbor are required to obtain prior OTS approval before making any capital distributions.

     Under the capital distribution regulation, an institution that has capital at least equal to its fully phased-in capital requirement before and after giving effect to the proposed capital distribution is a Tier 1 institution. An institution that has capital at least equal to each of its minimum capital requirements but fails to meet all of its fully phased-in capital requirements is a Tier 2 institution. An institution having capital less than any of its minimum regulatory capital requirements is a Tier 3 institution. CENIT Bank is currently classified as a Tier 1 institution for these purposes.

     A Tier 1 institution may make capital distributions during a calendar year up to the greater of (i) 100 percent of its net income to date during the calendar year plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year, or (ii) 75 percent of its net income over the most recent four quarter period. The "surplus capital ratio" is defined to mean the percentage by which the savings institution's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement to assets and "fully phased-in capital requirement" is defined to mean a savings institution's capital requirement under the statutory and regulatory standards now applicable, as modified to reflect any applicable individual capital requirement imposed upon the institution. A Tier 2 institution may make capital distributions on the following basis: 75% of its net income over the most recent four-quarter period, if its satisfies the risk-based capital requirement applicable to it as of January 1, 1993 and 50% of its net income over the most recent four-quarter period, if it satisfies the risk-based capital requirement applicable to it as of January 1, 1991. A Tier 3 institution is not authorized under the regulation to make any capital distributions without specific prior regulatory approval unless the institution is in compliance with an approved capital plan and the proposed distribution is consistent therewith. In order to make distributions under these safe harbors, Tier 1 and Tier 2 institutions must submit 30 days written notice to the OTS prior to making the distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. The OTS may also determine to treat a Tier 1 institution as a Tier 2 or Tier 3 institution if the institution is notified that it is in need of more than normal supervision.

     OTS regulations also prohibit CENIT Bank from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory (or total) capital of CENIT Bank would be reduced below the amount required to be maintained for the liquidation account established by it for certain depositors in connection with its conversion from mutual to stock form. For additional information, see note 20 of the Notes to Consolidated Financial Statements in the 1996 Annual Report to Stockholders, which is attached hereto as Exhibit 13.

     Similarly, Princess Anne is subject to legal limitations on capital distributions including the payment of dividends, if, after making such distribution, the institution would become "undercapitalized" (as such term is used in the statute). For all state member banks of the Federal Reserve seeking to pay dividends, the prior approval of the applicable Federal Reserve Bank is required if the total of all dividends declared in any calendar year will exceed the sum of the bank's net profits for that year and its retained net profits for the preceding two calendar years. Federal law also generally prohibits a depository institution from making any capital distribution (including payment of a dividend or payment of a management fee to its holding company) if the depository institution would thereafter fail to maintain capital above regulatory minimums. Federal Reserve Banks are also authorized to limit the payment of dividends by any state member bank if such payment may be deemed to constitute an unsafe or unsound practice. In addition, under Virginia law, no dividend may be declared or paid that would impair a Virginia chartered bank's paid-in capital. The SCC has general authority to prohibit payment of dividends by a Virginia chartered bank if it determines that the limitation is in the public interest and is necessary to ensure the bank's financial soundness.

     Qualified Thrift Lender Test. Effective December 19, 1991, the QTL test applicable to CENIT Bank was amended to require that qualified thrift investments represent 65% of portfolio assets, rather than 60% and 70% of tangible assets as previously required before and after July 1, 1991, respectively. For purposes of the current QTL test, portfolio assets are defined as total assets less intangibles, properties used to conduct the institution's business, and liquid assets (up to 20% of total assets). The following assets may be included as qualified thrift investments without limit: domestic residential housing or manufactured housing loans; home equity loans and mortgage-backed securities backed by residential housing or manufactured housing loans; FHLB stock; certain obligations of the FSLIC, the FDIC, and certain other related entities; and REO resulting from qualifying investments. Other qualifying assets, which may be included up to an aggregate of 20% of portfolio assets, are: (i) 50% of originated residential mortgage loans sold within 90 days of origination; (ii) investments in debt or equity of service corporations that derive 80% of their gross revenues from housing-related activities; (iii) 200% of certain loans to and investments in low cost one- to four-family housing; (iv) 200% of loans for residential real property, churches, nursing homes, schools and small businesses in areas where the credit needs of low- to moderate-income families are not being met; (v) other loans for churches, schools, nursing homes and hospitals; and (vi) consumer and education loans up to 10% of total portfolio assets.

     The penalties for failure to meet the QTL test are severe. Any savings institution that fails to meet the test either must convert to a commercial bank charter or comply with the restrictions imposed for noncompliance. If the institution does not convert to a commercial bank, its new investments and activities shall be limited to those permissible for a national bank, and it shall be subject to national bank branching limitations. Both the investment and activities powers and the branching rights available to national banks are generally more restrictive than those available to savings institutions. In addition, the institution is immediately ineligible to receive any new FHLB advances and is subject to national bank limits on the payment of dividends. If such institution has not requalified as a QTL or converted to a commercial bank charter within three years after the failure, it then must divest all investments and cease all activities not permissible for a national bank and must repay promptly any outstanding FHLB advances. If any institution that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and thereby become subject to all restrictions on bank holding companies. These restrictions would limit the activities of the holding company to those activities that the Federal Reserve has determined to be closely related and properly incident to banking. See "--Regulation of the Company".

     At December 31, 1996, approximately 86.4% of CENIT Bank's assets were invested in qualified thrift investments, which was in excess of the percentage required to qualify CENIT Bank under the QTL test in effect at that time. CENIT Bank will remain in compliance unless its monthly average percentage of qualified thrift investments to portfolio assets falls below 65% in nine months out of any 12-month period.

     Liquidity. All savings institutions, including CENIT Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required liquid asset ratio is 5%.

     Liquid assets for purposes of this ratio include specified short-term assets (e.g., cash, certain time deposits, certain bankers' acceptances and short-term United States Treasury obligations), and long-term assets (e.g., United States Treasury obligations of more than one and less than five years, Federal and state agency obligations with a minimum term of 18 months and mortgage-backed certificates with maturities of five years or less). The regulations governing liquidity requirements include as liquid assets debt securities hedged with forward commitments obtained from, or debt securities subject to repurchase agreements with, members of the Association of Primary Dealers in United States Government Securities or banks whose accounts are insured by the FDIC, debt securities directly hedged with a short financial futures position, and debt securities that provide the holder with a right to redeem the security at par value, regardless of the stated maturities of such securities. FIRREA also authorizes the OTS to designate as liquid assets certain mortgage-related securities and certain mortgage loans qualifying as backing for certain mortgage-backed securities with less than one year to maturity. Short-term liquid assets currently must constitute at least 1% of the institution's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon a savings institution for violations of liquidity requirements. At December 31, 1996, CENIT Bank was in compliance with these requirements, with an overall liquidity ratio of 9.5% and a short-term liquidity ratio of 4.6%.

     State chartered banks such as Princess Anne are required to maintain adequate reserves related to the demand deposits and time deposits held by the bank. Such reserve requirements may be imposed by the Federal Reserve and by the SCC under the Virginia Banking Act. At December 31, 1996, Princess Anne was maintaining appropriate reserves as required by law with respect to its demand deposits and time deposits.

     Insurance of Accounts, Assessments and Regulation by the FDIC. The Banks' deposits are insured up to $100,000 per insured depositor (as defined by law and regulation) by the FDIC through the SAIF and the BIF. The SAIF and the BIF are administered and managed by the FDIC. As insurer, the FDIC is authorized to conduct examinations of and to require reporting by SAIF and BIF- insured institutions. FIRREA also authorizes the FDIC to prohibit any SAIF and BIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the SAIF and BIF. The FDIC also has the authority to initiate enforcement actions against savings institutions, after first giving the OTS an opportunity to take such action.

     Through the SAIF, the FDIC insures deposits at savings institutions such as CENIT Bank, and through the BIF, the FDIC insures deposits at other financial institutions (principally commercial banks, state-chartered banks such as Princess Anne, and certain federally chartered savings banks). Prior to September 30, 1996, the SAIF assessment rate ranged from .23% to .31% of insured deposits, and CENIT Bank's net semi-annual assessment rate in effect before that date was .23% of insured deposits for the period January 1, 1996 to July 1, 1996. Prior to September 30, 1996, the BIF assessment rate had been reduced to 0%, subject to an annual minimum payment of $2,000 on BIF insured deposits, due to the adequacy of the BIF's capitalization, and Princess Anne's net semi-annual BIF assessment rate for the period January 1, 1996 to July 1, 1996 was 0% of its BIF insured deposits. Like CENIT Bank, Princess Anne paid an assessment rate of .23% on its SAIF insured deposits. At September 30, 1996, the Banks' SAIF assessed deposits were $406.5 million and BIF assessed deposits were $76.3 million.

     Effective September 30, 1996, the Congress and the Clinton administration completed the process of recapitalizing the SAIF by enacting into law the Deposit Insurance Funds Act of 1996. This legislation established the method for recapitalizing the SAIF and increasing its net worth to 1.25 percent of SAIF-insured deposits as of March 31, 1995, phasing in the pro rata sharing of Financing Corporation ("FICO") obligations between SAIF and BIF institutions, and merging the SAIF and BIF into the Deposit Insurance Fund effective on January 1, 1999. As a result of this legislation and the adoption by the FDIC of a final rule effective October 8, 1996 establishing a special assessment for SAIF institutions, CENIT Bank incurred a special, pre-tax deposit insurance premium of $2.3 million for the SAIF assessable deposits that it held on March 31, 1995. At such time as the SAIF recapitalization reaches the 1.25 percent target, SAIF deposit insurance premiums will drop substantially, placing SAIF insured deposits on an equal footing with BIF insured deposits.

     FICO assessment rates for the first  semiannual  period of 1997 were set at
 .013%   annually   for   BIF-assessable   deposits   and  .065%   annually   for
SAIF-assessable deposits. These rates may be adjusted quarterly to reflect changes in assessment bases for the BIF and SAIF. By law, the FICO rate on BIF-assessable deposits must be one-fifth the rate on SAIF assessable deposits until the insurance funds are merged or until January 1, 2000, whichever occurs first.

     From time to time, there are various proposals that involve increasing the deposit insurance premiums paid by banks and/or savings institutions. The Company is unable to predict whether or to what extent the rates that the Banks pay for federal deposit insurance may increase in future periods as a result of such proposals. Such increases would adversely affect its operations.

     The FDIC may terminate the deposit insurance of any depository institution, including the Banks, if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the Banks'deposit insurance.

     On December 20, 1996, the FDIC Board of Directors adopted the Federal Financial Institutions Examination Council's updated statement of policy entitled Uniform Financial Institutions Rating System ("UFIRS"). The updated UFIRS replaces the previous rating system established in the 1979 statement of policy, and is effective January 1, 1997. Under the existing UFIRS, each financial institution is assigned a composite rating based on an evaluation and rating of five essential components of an institution's financial condition and operations. The five component areas are Capital adequacy, Asset quality, Management, Earnings and Liquidity ("CAMEL"). The updated UFIRS indicates the addition of a sixth component for Sensitivity to market risk ("CAMELS"). The new sixth component addresses the degree to which changes in interest rates, foreign exchange rates, commodity prices or equity prices can adversely affect a financial institution's earnings or capital. The new component focuses on an institution's ability to monitor and manage its market risk, and will provide an institution's management with a clearer and more focused indication of supervisory concerns in this area. The Banks do not believe that this statement of policy will materially affect its operations.

     Federal Home Loan Bank System. The Banks are members of the FHLB-Atlanta, which is one of twelve regional FHLBs that administers the home financing credit functions of savings associations. As a member of the FHLB system, CENIT Bank is required to purchase and maintain stock in the FHLB-Atlanta in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans and mortgage-backed securities, 0.3% of its assets or 5% (or such greater fraction as established by the FHLB) of its outstanding FHLB advances. Princess Anne is required to purchase and maintain stock in the FHLB-Atlanta in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans and mortgage-backed securities, 0.3% of its assets or 10% (or such greater fraction as established by the FHLB) of its outstanding FHLB advances. At December 31, 1996, CENIT Bank and Princess Anne held $5.9 million and $1.7 million, respectively, in FHLB stock, which was in compliance with these requirements.

     Each FHLB serves as a reserve or central bank for its members within its assigned region. The FHLBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. Each FHLB makes loans
(i.e., advances) to members in accordance with policies and procedures established by the board of directors of the FHLB. These polices and procedures are subject to the regulation and oversight of the Federal Housing Finance Board.

     Pursuant to FIRREA, each FHLB is required to provide funds for the resolution of troubled savings institutions and to establish programs for affordable housing that involve interest subsidies from the FHLBs on advances to members engaged in lending at subsidized interest rates for low- and moderate-income, owner-occupied housing and affordable rental housing, and certain other community purposes. These contributions are expected to affect adversely the level of FHLB dividends paid and the value of FHLB stock, as well as interest rates payable on, and availability of, advances from the FHLB in the future. For the year ended December 31, 1996, dividends paid by FHLB-Atlanta to the Company totaled $625,000.

     Federal Reserve System. The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At December 31, 1996, the Banks were in compliance with such requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy applicable liquidity requirements. However, because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve, the effect of this reserve requirement is to reduce the Company's interest-earning assets.

     As a member of the Federal Reserve System, Princess Anne is required to purchase shares of Federal Reserve Bank stock with a par value of $100 equal to 6.0% of the bank's capital and surplus. One-half of the amount of the bank's subscription shall be paid to the Federal Reserve Bank and the remaining half will be subject to call when deemed necessary by the Board of Governors of the Federal Reserve System. At December 31, 1996, Princess Anne owned 6,218 shares totaling $311,000 which was in compliance with these requirements.

     Savings institutions are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve regulations require institutions to exhaust other reasonable alternative sources of funds, including FHLB advances, before borrowing from the Federal Reserve Bank.

     Accounting and Investment Portfolio Policy. FIRREA requires the federal banking agencies to establish accounting standards to be applicable to all financial institutions for purposes of complying with regulations, except to the extent otherwise specified in the capital regulations. Such standards must incorporate generally accepted accounting principles to the same degree as is prescribed by the federal banking agencies for banks or may be more stringent than such requirements.

     Each of the federal banking agencies has adopted policies concerning (i) procedures to be used in the selection of a securities dealer, (ii) the need to document and implement prudent policies and strategies for securities, whether held for investment, trading or for sale, and to establish systems and internal controls to insure that securities activities are consistent with the financial institution's policies and strategies, (iii) securities trading and sales practices that may be unsuitable in connection with securities held in an investment portfolio, (iv) high-risk mortgage securities that are not suitable for investment portfolio holdings for financial institutions, and (v) disproportionately large holdings of long-term, zero-coupon bonds that may constitute an imprudent investment practice. These policies apply to investment securities, high yield corporate debt securities, loans, mortgage-backed securities, and derivative securities, and provides guidance concerning the proper classification of an accounting for securities held for investment, sale, and trading. Securities held for investment, sale or trading may be differentiated based upon an institution's desire to earn an interest yield (held for investment), to realize a holding gain from assets held for indefinite periods of time (held for sale), or to earn a dealer's spread between the bid and asked prices (held for trading). Depository institution investment portfolios are maintained to provide earnings consistent with the safety factors of quality, maturity, marketability, and risk diversification. Securities that are purchased to accomplish these objectives may be reported at their amortized cost only when the depository institution has both the intent and ability to hold the assets for long-term investment purposes. Securities held for investment purposes may be accounted for at amortized cost, securities held for sale are to be accounted for at the lower of cost or market, and securities held for trading are to be accounted for at market. The policies stress that it is the substance of a financial institution's securities activities that determines whether securities reported as held for investment are, in reality, held for trading or for sale. The policies further require the Board of Directors of a financial institution to adopt a portfolio policy describing the financial institution's authorized securities investment, trading and held for sale activities and the goals and objectives the financial institution expects to achieve through such activities, and to take sufficient steps to insure that securities activities are conducted in accordance with the financial institution's portfolio policy and in a safe and sound matter. The Banks believe that their investment activities are conducted in accordance with the applicable policies concerning investments and securities and in accordance with generally accepted accounting principles.

Federal Securities Laws

     The Company's Common Stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act. Under the Securities Enforcement and Penny Stock Reform Act of 1990, the Company may be subject, among other things, to civil money penalties for violations of the federal securities laws.

     The registration under the Securities Act of 1933 (the "Securities Act") of shares of the Common Stock which were issued in the Conversion does not cover the resale of such shares. Shares of the Common Stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company will be subject to the resale restrictions of Rule 144 under the Securities Act. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks. Provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under certain circumstances.

                       FEDERAL  AND  STATE  TAXATION
Federal Taxation

     General. The Company and the Banks are subject to the applicable corporate tax provisions of the Internal Revenue Code of 1986, as amended (the "Code"), as well as certain additional provisions of the Code that apply to thrifts and other types of financial institutions. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and the Banks.

     Under the applicable statutes of limitation, the Company's and Princess Anne's federal income tax returns for 1993 through 1996 and 1993 through 1995, respectively, are open to examination by the Internal Revenue Service (the "Service"). The Company is unaware, however, of any current or pending Service examinations of the Company's or Princess Anne's returns for any of those open years.

     Historically, the Company has reported its income and expenses on the accrual method of accounting and filed its consolidated federal income tax returns on a December 31 fiscal year basis. Beginning in 1992, the Company and its subsidiaries began filing consolidated federal and state income tax returns on a December 31 calendar year basis. Consolidated tax returns have the effect of
                                                               43
eliminating intercompany distributions, including dividends, from the computation of consolidated taxable income for the taxable year in which the distributions occur.

     Bad Debt Reserves. Prior to 1996, savings institutions such as CENIT Bank that met certain definitional tests primarily relating to their assets and the nature of their business ("Qualifying Thrifts") were permitted to establish a reserve for bad debts and to make annual additions thereto, which additions could, within specified formula limits, be deducted by the savings institutions in arriving at their taxable income. For purposes of the bad debt deduction, loans were separated into "qualifying real property loans" (which are, in general, loans secured by interests in improved real property or real property which is to be improved out of the proceeds of the loan) and "nonqualifying loans" (which are all other loans).

     During 1996, new tax legislation was enacted that repealed the reserve method of accounting for bad debts of qualified thrift institutions and, for years after 1995, CENIT Bank will only be eligible to claim tax deductions for bad debts under the rules for banks. Because CENIT Bank is a "large bank" as that term is defined in the Code, it is required to compute its bad debt deduction based only on actual chargeoffs. Additionally, the new legislation requires a thrift institution to recapture over a six-year period its reserve as of December 31, 1995, to the extent it exceeds its reserve balance at December 31, 1987.

     During 1995 the Company acquired all of the stock of Princess Anne, a commercial bank registered in Virginia, and continues to operate it as a wholly-owned subsidiary. As a member of the Company's consolidated tax return group, Princess Anne has been considered a "large bank" since its acquisition, and also must compute its bad debt deduction based on actual chargeoffs. Prior to its acquisition, Princess Anne was not a "large bank," and was able to compute its annual bad debt deduction under a reserve method. This reserve is being recaptured over a four-year period beginning in 1995, the year it became a member of the Company's consolidated group.

     Thrift Charter Conversion. CENIT Bank's retained earnings at December 31, 1996 included $6,134,000 representing that portion of CENIT Bank's reserve for bad debts for which no provision for income taxes has been made. Under legislation passed in 1996, this amount would not be subject to federal income taxes if CENIT Bank were to convert to, or merge with, a commercial bank. This amount would be subject to federal income taxes if CENIT Bank were to use the reserve for purposes other than to absorb losses.

     Corporate Minimum Tax. The Company and its subsidiaries could be subject to an alternative minimum tax ("AMT") which is imposed to the extent that it exceeds the consolidated group's regular tax liability for a year. The alternative minimum tax generally will apply at a rate of 20% to a base of regular taxable income plus certain tax preferences and adjustments ("alternative minimum taxable income" or "AMTI"), less an exemption amount. Currently no more than 90% of the AMTI may be offset by net operating losses (as determined for AMTI purposes). Payment of the AMT may be used as a credit against a portion of the regular tax liabilities in future years. The Code provisions relating to the AMT also: (i) treat as a preference item interest on certain tax-exempt private activity bonds issued on or after August 8, 1986; and
(ii) include in AMTI (for tax years beginning after 1989) an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceed its AMTI (determined without regard to this preference and before reduction for the alternative tax net operating losses). In addition, an environmental tax of 0.12% of the excess, if any, of AMTI (with certain modifications) over $2 million is imposed on corporations, whether or not an AMT is paid. The consolidated group was not subject to the AMT in 1996.

     Distributions.  If CENIT  Bank's  reserve  for  losses on  qualifying  real property loans exceeds the amount that would have been allowed under the Experience Method and makes a distribution to the Company that is considered to be drawn from its excess bad debt reserve or from CENIT Bank's supplemental reserve ("Excess Distributions"), then an amount based on the Excess Distribution will be included in CENIT Bank's taxable income during the year of distribution. Distributions by CENIT Bank in excess of its current and accumulated earnings and profits and distributions in redemption of stock would cause a portion of CENIT Bank's bad debt reserves to be recaptured into taxable income. However, dividends paid out of CENIT Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from CENIT Bank's bad debt reserves. In addition, the payment of a dividend to stockholders by the Company, or the repurchase of shares of Common Stock by the Company, would not normally cause any amount of bad debt reserve recapture at CENIT Bank's level provided that CENIT Bank's payment to the Company of funds used for such purposes did not exceed the amount of CENIT Bank's available earnings and profits.

     The amount of additional taxable income created in the event of a distribution by CENIT Bank to the Company of an amount in excess of CENIT Bank's available earnings and profits, is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. At current corporate income tax rates this amount equals approximately 150% of the amount of the distribution. Thus, if certain portions of CENIT Bank's bad debt reserve are used for any purpose other than to absorb qualified bad debt loans, such as for the payment of nondividend distributions with respect to CENIT Bank's capital stock (including distributions upon redemption or liquidation), a portion of those distributions may be includable in CENIT Bank's gross income for federal income tax purposes. Neither CENIT Bank nor the Company anticipates paying dividends or making distributions with respect to CENIT Bank's capital stock which would give rise to that type of federal tax liability. See "Regulation and Supervision--Regulation of the Banks--Capital Distributions" for limits on the payment of dividends by the Company.

     Corporate Dividends Received Deduction. The Company is permitted to exclude from its taxable income 100% of any dividends received from the Banks, and CENIT Bank may exclude from its income dividends received from its subsidiaries pursuant to the regulations applicable to consolidated income tax returns. The Company and the Banks may deduct from their income 80% of any dividends received from an unaffiliated corporation if they own at least 20% of the stock of the corporation. If they own less than 20% of the stock of a corporation paying a dividend, 70% of any dividends received may be excluded from income.

State and Local Taxation

     The Company, CENIT Bank and its subsidiaries (other than CENIT Mortgage) are subject to Virginia corporate income taxes. The Virginia corporate income tax is imposed at a rate of 6% on the combined net income of the Company, CENIT Bank and its subsidiaries (other than CENIT Mortgage) as reported for federal income tax purposes with certain modifications. CENIT Mortgage is subject to North Carolina corporate income taxes at an annual rate of 7.75% on its separately computed federal taxable income with certain modifications.

     Princess Anne is chartered as a bank under the laws of Virginia and, accordingly, is not subject to the Virginia corporate income tax. It is instead subject to Virginia's Bank Franchise Tax. Under this system, Princess Anne's net capital is subject to tax at a rate of one percent. Net capital is composed generally of the equity accounts (common stock, additional paid-in capital, and retained earnings) adjusted for investments in real and personal property, certain reserves, and certain securities exempt from state taxation.

Executive Officers of the Registrant

     The following table sets forth information with respect to the executive officers of the Banks as of December 31, 1996. Messrs. Ives, Foster, and Guthrie hold substantially identical positions for both CENIT Bank and the Company. Mr. Woods serves as Senior Vice President/Credit Policy and Administration for the Company.

     CENIT Bank
     ----------
          Name                    Age                Position Held
          ----                    ---                -------------

     Michael S. Ives               44         President/Chief Executive
                                              Officer/Director

     David A. Foster               36         First Vice President/Treasurer and
                                              Principal Accounting Officer

     Barry L. French               53         Senior Vice President/
                                              Retail Banking Group Manager

     John O. Guthrie               47         Senior Vice President/
                                              Chief Financial Officer and
                                              Finance Group Manager

     Patrick L. Hillard            36         Senior Vice President/
                                              CENIT Mortgage Company

     Roger J. Lambert              47         Senior Vice President/
                                              Information Services Group Manager

     Barbara N. Lane               47         Senior Vice President/
                                              Administrative Services
                                              Group Manager

     Alvin D. Woods                52         Senior Vice President/
                                              Chief Lending Officer and
                                              Lending Group Manager

    Princess Anne
    -------------

     J. Morgan Davis               45         President/Chief Executive Officer/
                                              Director

     Winfred O. Stant, Jr.         43         Senior Vice President/
                                              Chief Financial Officer

     Set forth below is certain information with respect to the executive officers of the Banks and the Company. Unless otherwise indicated, the principal occupation listed for each person below has been his or her principal occupation for the past five years.

CENIT Bank

     Michael S. Ives has been President and Chief Executive Officer of CENIT Bank since January, 1987. Mr. Ives also became President and Chief Executive Officer of the Company after its incorporation in 1991. Mr. Ives is also a director of CENIT Bank, Princess Anne, and the Company.

     David A. Foster, a First Vice President, is CENIT Bank's Treasurer and Principal Accounting Officer, and joined CENIT Bank in 1988 as an internal auditor. He was coordinator of CENIT Bank's internal controls group from 1989 to 1990, and assumed his present position in June 1990. Before joining CENIT Bank in 1988, he was an audit manager with Ernst & Young. Mr. Foster is also the Company's Treasurer and Principal Accounting Officer.

     Barry L. French joined CENIT Bank in November, 1991, and is a Senior Vice President and Retail Banking Group Manager. In this position, Mr. French is responsible for Retail Banking Operations. Before assuming this position in November 1992, Mr. French shared responsibility for Retail Commercial Lending. Mr. French came to CENIT Bank after a long affiliation with Crestar Bank in Newport News, Virginia, where he was employed from 1971 until 1991. From 1987 until 1991, Mr. French was Crestar's regional president and Commercial Division Manager in Newport News, Virginia, where he was responsible for establishing Crestar's policies and procedures in the region and for the direction of Crestar's commercial banking operations in the region.

     John O. Guthrie joined CENIT Bank in 1972. He has served in a number of capacities with CENIT Bank, and since 1988, has been Senior Vice President and CENIT Bank's Chief Financial Officer. In his present position, he is responsible for overseeing CENIT Bank's asset/liability and investment management, for budgeting, and for administering CENIT Bank's external and internal reporting. From 1983 to 1988, Mr. Guthrie served as Senior Vice President and Manager of CENIT Bank's Finance/Administrative Division. He also acted as Manager of the Retail Banking Division from 1986 to 1989. Mr. Guthrie is also Senior Vice President, Chief Financial Officer and Secretary for the Company.

     Patrick L. Hillard, a Senior Vice President, is Manager of CENIT Mortgage Company. Mr. Hillard is responsible for all phases of the mortgage operation including origination, secondary marketing and wholesale. Mr. Hillard joined CENIT Bank through the merger with Homestead in April 1994. He had been employed with Homestead since January 1985 and held several positions including Loan Officer and Vice President. At the time of merger, Mr. Hillard served Homestead as Senior Vice President/Manager of Mortgage Lending.

     Roger J. Lambert joined CENIT Bank in January, 1980, and is a Senior Vice President and Information Services Group Manager. In this position, Mr. Lambert is responsible for data processing, electronic funds transfer and proof operations, voice and data communications, and all forms of electronic banking such as automated teller machines. Before assuming this position, Mr. Lambert was a Systems Engineer for the N.C.R. Corporation.

     Barbara N. Lane, who has been employed by CENIT Bank since 1969, is a Senior Vice President and is CENIT Bank's Administrative Services Group Manager. Before assuming this position in June 1989, Ms. Lane was CENIT Bank's Vice President for Marketing Research from June 1988 through June 1989, and was an Assistant Vice President and CENIT Bank's Planning and Procedures Coordinator from 1984 until June 1988. Ms. Lane manages and coordinates the activities of the departments and areas in the Administrative Operations group.

     Alvin D. Woods, a Senior Vice President, joined CENIT Bank in March 1992 and is CENIT Bank's Chief Lending Officer and Lending Group Manager. Mr. Woods is responsible for all lending activities of CENIT Bank, including collections and special assets. Mr. Woods also serves as Senior Vice President/Credit Policy and Administration for the Company. Prior to assuming these positions, Mr. Woods was in charge of CENIT Bank's residential construction and mortgage lending. Before joining CENIT Bank, Mr. Woods had been employed by NationsBank Financial Corporation and its predecessor institutions, including C&S Sovran Financial Corporation, Sovran Financial Corporation and Sovran Company, N.A. and Virginia National Bank, since 1970. Since January 1991, he had served as Executive Vice President and Manager of the Metro D.C. Real Estate Finance Division of C&S Sovran, and from 1984 until January 1991, managed Sovran's real estate finance lending activities in the Hampton Roads area.

Princess Anne

     J. Morgan Davis has been President and Chief Executive Officer of Princess Anne since 1985. Mr. Davis is also a director of Princess Anne and the Company.

     Winfred O. Stant, Jr. joined Princess Anne in May 1992 and serves as Senior Vice President and Chief Financial Officer of Princess Anne. In his present position, he is responsible for overseeing Princess Anne's asset/liability and investment management, for budgeting and for administering Princess Anne's external and internal reporting. Before joining Princess Anne, Mr. Stant had been employed since March 1989 by Independent Banks of Virginia, Inc. in Norfolk, Virginia. Mr. Stant was Vice President and Chief Financial Officer of Independent Banks of Virginia, Inc., which was the parent company of Princess Anne and two other banks prior to the spin-off of Princess Anne in August of 1992.

Item 2 - Properties

     CENIT Bancorp neither owns nor leases any real property. CENIT Bancorp currently uses the property and equipment of CENIT Bank without payment to CENIT Bank.

     The Company conducts its business through its corporate headquarters and nineteen retail branch offices, all of which are located in the Hampton Roads area. The following table sets forth information about each of the Banks' offices at December 31, 1996. The total net book value of the Banks' property and equipment at December 31, 1996 was approximately $12.7 million.


                                                                         Owned          Expiration           Net Book
                                                                           or             Date of               Value
     Location                         Year Office Opened                 Leased            Lease        (Dollars in thousands)
     --------                         ------------------                 ------            -----        ----------------------

Corporate Headquarters
225 W. Olney Road
Norfolk, Virginia                   1979                               Owned                 -                $   1,160

Retail Branch Offices - CENIT Bank
745 Duke Street
Norfolk, Virginia                   1889 (Relocated in 1979)           Owned                 -                      807

2203 E. Little Creek Road
Norfolk, Virginia                   1959 (Relocated in 1980)           Owned                 -                      217

300 E. Main Street
Norfolk, Virginia                   1993 (Relocated in 1995)           Leased             June, 2005                119
3315 High Street
Portsmouth, Virginia                1955
                                    (Relocated in 1989 and 1994)       Leased             August, 2000               32
675 N. Battlefield Blvd.
Chesapeake, Virginia                1989                               Owned                 -                      819
2600 Taylor Road
Chesapeake, Virginia                1988                               Owned                 -                      370
3220 Churchland Blvd.
Chesapeake, Virginia                1986                               Leased             December, 2000             35
2205 Executive Drive
Hampton, Virginia                   1973 (Relocated in 1989)           Owned                 -                      780
110 Ottis Road
York County, Virginia               1994                               Owned                 -                    1,834
(Retail/Mortgage Office)
5007 Victory Boulevard
York County, Virginia               1995                               Leased             November, 2010            227
13307 Warwick Blvd.
Newport News, Virginia              1996                               Owned                                        387
6101 Military Highway
Norfolk, Virginia                   1996                               Leased             October, 2001             216
550 Settlers Landing Road
Hampton, Virginia                   1996                               Owned                                        582
Mortgage Branch Office - CENIT Bank
2612 Taylor Road
Chesapeake, Virginia                1993                               Owned                 -                      541

Retail Branch Offices - Princess Anne
1616 Laskin Road                                                       Land-
Virginia Beach, Virginia            1975                               Leased             June, 2005                  -
                                                                       Building and improvements owned              124
699 Independence Boulevard
Virginia Beach, Virginia            1975                               Owned                 -                      352
905 Kempsville Road
Virginia Beach, Virginia            1978                               Owned                 -                      337
641 Lynnhaven Parkway
Virginia Beach, Virginia            1985                               Leased             March, 2000               313
4801 Columbus Street
Virginia Beach, Virginia            1987                               Leased             March, 2003                35
3001 Shore Drive
Virginia Beach, Virginia            1989 (Relocated in 1996)           Leased             January, 2002              49
3901 Holland Road
Virginia Beach, Virginia            (Opening in 1997)                  Leased             January, 2002               -
Other Real Property                                                                                                 902
                                                                                                              ---------
     Total Real Property                                                                                         10,238
                                                                                                              ---------
Other Fixed Assets
Furniture, fixtures, equipment and auto                                                                           2,426
                                                                                                              ---------
     Total                                                                                                    $  12,664
                                                                                                              =========


Item 3 - Legal Proceedings

     The Company is not involved in any pending legal proceedings other than routine legal proceedings arising in the ordinary course of business. In the opinion of management, pending legal proceedings against the Company in the aggregate do not involve amounts that are material to the financial condition or results of operations of the Company.

Item 4 - Submission of Matters to a Vote of Security Holders

     During the fourth quarter ended December 31, 1996, no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.

                                   PART II

Item 5 - Market for Registrant's Common Stock and Related Stockholder Matters

     The information contained on page 52 of the 1996 Annual Report to Stockholders under the caption "Stock Price Information" is incorporated herein by reference.

     The Company paid a quarterly cash dividend on its Common Stock of $.10 per share in 1995, and $.10, $.20, $.20 and $.25 per share for the first, second, third and fourth quarters, respectively, of 1996. The Company also declared a cash dividend of $.25 per share in the first quarter of 1997. After the first quarter of 1997, if the Company experiences first quarter results in line with first quarter projections, the Company intends to continue the quarterly dividend at $.25 per share. However, no assurance can be given that such dividends will be paid at all or, if paid, that such dividends will not be reduced or eliminated in future periods. The declaration of dividends by the Board of Directors of the Company will depend upon a variety of factors, including, but not limited to, the Company's and the Banks' current and projected results of operations and financial condition, regulatory capital requirements, applicable statutory and regulatory restrictions on the payment of dividends, alternative uses of capital, tax considerations, and general economic conditions. The declaration of dividends by the Company in the future initially will depend upon dividend payments by the Banks to the Company. Pursuant to OTS regulations, all capital distributions by savings institutions, including the declaration of dividends, are subject to limitations that depend largely on the level of the institution's capital following such distribution. Also, capital distributions by Princess Anne are subject to various limitations established by the Federal Reserve Board and the Virginia State Corporation Commission. For information concerning these regulations, see "Item 1.--Business-Regulation and Supervision-- Regulation of the Banks--Capital Distributions." Moreover, CENIT Bank will not be permitted to pay dividends on, or repurchase, any of its capital stock if such dividends or repurchases would cause the total capital of CENIT Bank to be reduced below the amount required for its liquidation account established in connection with the Conversion. See note 20 of the Notes to Consolidated Financial Statements in the 1996 Annual Report to Stockholders, which is attached hereto as Exhibit 13.

     Unlike the Banks, the Company is not subject to these regulatory restrictions on the payment of dividends to its shareholders, although the source of such dividends is dependent upon dividends received from the Banks. The Company is subject, however, to the restrictions of Delaware law, which generally limit dividends to the amount of a corporation's surplus or, in the case where no such surplus exists, the amount of a corporation's net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

     Earnings appropriated for bad debt reserves and deducted for federal income tax purposes cannot be used by CENIT Bank to pay cash dividends to the Company without the payment of income taxes by CENIT Bank on the amount deemed distributed, which would include the amount of any federal income taxes attributable to the distribution. Neither the Company nor CENIT Bank anticipates creating federal tax liabilities in this manner. See "Item 1-Business--Federal and State Taxation" and note 15 of the notes to Consolidated Financial Statements in the 1996 Annual Report to Stockholders, which is attached hereto as Exhibit 13.

     As of February 28, 1997, there were approximately 1,722 holders of record of the Company's Common Stock.

Item 6 - Selected Financial Data

     The selected financial data for the five years ended December 31, 1996, which appears on page 10 of the Company's 1996 Annual Report to Stockholders, which is attached hereto as Exhibit 13, is incorporated herein by reference.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information contained on pages 11 to 18 of the 1996 Annual Report to Stockholders, which is attached hereto as Exhibit 13, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

Item 8 - Financial Statements and Supplementary Data

     The consolidated statements of financial condition of the Company and its subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, along with the related notes to consolidated financial statements and the report of Price Waterhouse LLP, independent accountants, are incorporated herein by reference from pages 19 through 51 of the Company's 1996 Annual Report to Stockholders, which is attached hereto as Exhibit 13.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                   PART III

Item 10 - Directors and Executive Officers of the Registrant

     Information regarding the directors of the Company is included in the Company's Proxy Statement for the Annual Meeting to be held on April 23, 1997 under the heading "Election of Directors" on pages 3 through 5 and the information included therein is incorporated herein by reference. Information regarding the executive officers of the Company and the Banks is included in
Item 1 under the heading "Executive Officers of the Registrant" on pages 45 through 47 of this report pursuant to Paragraph (b) of Item 401 of Regulation S-K.

     Information regarding compliance with Section 16(a) of the Securities Exchange Act is included in the Company's Proxy Statement for the Annual Meeting to be held on April 23, 1997 under the heading "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 16, and the information included therein is incorporated herein by reference.

Item 11 - Executive Compensation

     Information regarding compensation of executive officers and directors is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting to be held on April 23, 1997 under the headings "Directors' Fees" and "Executive Compensation" on pages 6 through 15.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

     Information regarding security ownership of certain beneficial owners and management is included in the Company's Proxy Statement for the Annual Meeting to be held on April 23, 1997 under the headings "Security Ownership of Certain Beneficial Owners" on pages 2 and 3, and "Information with Respect to Nominees and Continuing Directors" on pages 4 and 5 and the information included therein is incorporated herein by reference.

Item 13 - Certain Relationships and Related Transactions

     Information regarding certain relationships and related transactions is included in the Company's Proxy Statement for the Annual Meeting to be held on April 23, 1997 under the heading "Transactions with Certain Related Persons" on pages 15 and 16 and under the heading "Compensation Committee Interlocks and Insider Participation" on pages 10 and 11, and the information included therein is incorporated herein by reference.

                                   PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) Financial Statements

     The following consolidated financial statements of the Company and its subsidiaries, together with the report thereon of Price Waterhouse LLP, independent accountants, dated January 30, 1997, appearing in the 1996 Annual Report to Stockholders, which is attached hereto as Exhibit 13, are incorporated herein by reference:

                                                                      Page in
                                                                   Annual Report

  Report of Independent Accountants                                      51

  Consolidated Statement of Financial Condition at
    December 31, 1996 and 1995.                                          19

  Consolidated Statement of Operations for each of the
    years in the three-year period ended December 31, 1996.              20

  Consolidated Statement of Stockholders' Equity for each of
    the years in the three-year period ended December 31, 1996.          21

  Consolidated Statement of Cash Flows for each of the years in
    the three-year period ended December 31, 1996.                       22

  Notes to Consolidated Financial Statements.                           23-50

     With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7, and 8, the 1996 Annual Report to Stockholders is not deemed to be filed as part of this report.

     The following consolidated financial statements of Princess Anne are incorporated herein by reference to this document from the Exhibits to Form S-4, Registration Statement, filed on April 4, 1995, Registration No. 033-90922. The reissued report thereon dated February 7, 1995 of Goodman & Company, LLP, independent accountants for Princess Anne, is incorporated herein by reference to Form 10-K filed on March 28, 1996.

     Balance Sheets as of December 31, 1994 and 1993

     Statements of Income for the Years Ended December 31, 1994 and 1993

     Statements of  Stockholders'  Equity for the Years Ended  December 31, 1994
       and 1993

     Statements of Cash Flows for the Years Ended December 31, 1994 and 1993

     Notes to Financial Statements

(a) (2)  Financial Statement Schedules

     All schedules are omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a) (3)  Exhibits

     The following exhibits are either filed as part of this report or are incorporated herein by reference:

     Exhibit No. 3 Certificate of Incorporation, incorporated herein by reference to this report from the Exhibits to Form S-1, Registration Statement filed on July 31, 1991, Registration No. 33-41848 and Amendment No. 2 to Form S-1 Registration Statement, filed on June 11, 1992.

     3.1  Certificate of Incorporation of CENIT Bancorp, Inc.
     3.3 Certificate of Amendment to Certificate of Incorporation of CENIT Bancorp, Inc.
     3.4  Bylaws of CENIT Bancorp, Inc. filed with this 10-K.

     Exhibit No. 10. Material Contracts, incorporated herein by reference to this document from the Exhibits to Form S-1, Registration Statement, as amended, filed on July 31, 1991, Registration No. 33-41848, Exhibits to Amendment No. 1 to Form S-1 filed on April 29, 1992, Exhibits to Amendment No. 2 to Form S-1 filed on June 11, 1992, Exhibits to Form 8-K filed on October 22, 1993, Exhibits to Form 8-K filed on November 18, 1994, Exhibits to Form S-4 filed on April 4, 1995, Registration No. 033- 90922, Exhibits to Form 10-Q filed on November 14, 1995, and Exhibits to Form 8-K filed on July 9, 1996.

     10.1    Employment Agreement with Michael S. Ives
     10.2    CENIT Stock Option Plan
     10.3    CENIT Employees Stock Ownership Plan and Trust Agreement
     10.4    ESOP Loan Commitment Letter
     10.5    CENIT Management Recognition Plan
     10.6    ESOP Loan Agreement
     10.7 Agreement and Plan of Reorganization between Princess Anne Company and CENIT Bancorp, Inc.
     10.8    Employment Agreement with J. Morgan Davis
     10.9 Branch Purchase and Deposit Assumption Agreement between CENIT Bancorp, Inc. and Essex Savings Bank, F.S.B.

     Exhibit No. 10.10.  Amendment to Employment Agreement with Michael S. Ives

          Amendment to Employment Agreement with Michael S. Ives is attached as Exhibit 10.10.

     Exhibit No. 10.11.  Amendment to Employment Agreement with J. Morgan Davis

         The Amendment to Employment Agreement with J. Morgan Davis is attached as Exhibit 10.11.

     Exhibit No. 11.  Statement Re:  Computation of Per Share Earnings

         The 1996 statement Re: Computation of per share earnings is attached as Exhibit 11.

     Exhibit No. 13.  1996 Annual Report to Stockholders

         The 1996 Annual Report to Stockholders is attached as  Exhibit 13.
           Portions of the 1996 Annual Report to Stockholders have been incorporated by reference into this Form 10-K.

     Exhibit No. 21.  Subsidiaries of the Registrant.

         CENIT Bank and Princess Anne are the only subsidiaries of the Registrant. Information regarding the subsidiaries of CENIT Bank is included in Part I, Item 1 under the caption "Activities of Subsidiary Companies of CENIT Bank," which is incorporated by reference.

     Exhibit No. 23.1.  Consent of Independent Accountants.

         The consent of Price Waterhouse LLP, independent accountants for the Company, is attached as Exhibit 23.1.

     Exhibit No. 23.2.  Consent of Independent Accountants.

         The consent of Goodman & Company, LLP, independent accountants for Princess Anne, is attached as Exhibit 23.2.

(b)  Reports on Form 8-K filed in the fourth quarter of 1996

     A report on Form 8-K was filed on October 10, 1996, dated September 26, 1996, which included Item 2, the assumption of approximately $63 million of deposits of four Essex Savings Bank, FSB branches and a copy of the news release and Item 7, Exhibit of the Branch Purchase and Deposit Assumption Agreement between CENIT Bancorp, Inc. and Essex Savings Bank, FSB.

(c)  Exhibits

     Exhibits to this Form 10-K are either filed as part of this Report or are incorporated herein by reference.

(d) Financial Statements Excluded from Annual Report to Shareholders pursuant to Rule 14a3(b)

     Not applicable.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CENIT Bancorp, Inc.

                                          By: /s/ Michael S. Ives
                                          Michael S. Ives, President
                                          and Chief Executive Officer

                                               March 25, 1997
                                                  (Date)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ John O. Guthrie                        March 25, 1997
        John O. Guthrie                           (Date)
        Senior Vice President and
        Chief Financial Officer

By: /s/ David A. Foster                        March 25, 1997
        David A. Foster                           (Date)
        First Vice President and
        Principal Accounting Officer

By: /s/ C. L. Kaufman, Jr.                     March 25, 1997
        C. L. Kaufman, Jr.                        (Date)
        Chairman of the Board/Director

By: /s/ Michael S. Ives                        March 25, 1997
        Michael S. Ives                           (Date)
        Director

By: /s/ David L. Bernd                         March 25, 1997
        David L. Bernd                            (Date)
        Director

By: /s/ Patrick E. Corbin                      March 25, 1997
        Patrick E. Corbin                         (Date)
        Director

By: /s/ J. Morgan Davis                        March 25, 1997
        J. Morgan Davis                           (Date)
        Director

By: /s/ Roger C. Reinhold                      March 25, 1997
        Roger C. Reinhold                         (Date)
        Director

By: /s/ Anne B. Shumadine                      March 25, 1997
        Anne B. Shumadine                         (Date)
        Director

By: /s/ John A. Tilhou                         March 25, 1997
        John A. Tilhou                            (Date)
        Director

By: /s/ David R. Tynch                         March 25, 1997
        David R. Tynch                            (Date)
        Director

By: /s/ William H. Hodges                      March 25, 1997
        William H. Hodges                         (Date)
        Director