Form 10-Q
period 1997-03-31
CENIT BANCORP INC
filed 1997-05-13
CIK 877834

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended March 31, 1997                 Commission File Number 0-20378

                              CENIT BANCORP, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                    54-1592546
-------------------------------          -------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification
 incorporation or organization)                         Number)

       225 West Olney Road
        Norfolk, Virginia                               23510
-------------------------------          -------------------------------
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

                      YES   X                     NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock $.01 Par Value                                1,641,213
---------------------------                     ----------------------------
    Title of Class                              Number of Shares Outstanding
                                                     as of May 9, 1997

                      CENIT BANCORP, INC. AND SUBSIDIARIES

                                    Contents
-------------------------------------------------------------------------------




                                                                           Page
PART I - FINANCIAL INFORMATION

Item 1
------
   Financial Statements

Consolidated Statement of Financial Condition as of March 31, 1997 (Unaudited)
and December 31, 1996....................................................... 1

Unaudited Consolidated Statement of Operations for the Three Months
Ended March 31, 1997 and March 31, 1996..................................... 2

Unaudited Consolidated Statement of Changes in Stockholders' Equity for the
Three Months ended March 31, 1997........................................... 3

Unaudited Consolidated Statement of Cash Flows for the Three Months Ended
March 31, 1997 and March 31, 1996..........................................  4

Notes to Unaudited Consolidated Financial Statements........................ 5

Item 2
------
   Management's Discussion and Analysis of Financial Condition and Results
   of Operations............................................................ 5


PART II - OTHER INFORMATION

Item 1
------
   Legal Proceedings....................................................... 14

Item 2
------
   Changes in Securities................................................... 14

Item 3
------
   Defaults Upon Senior Securities......................................... 14

Item 4
------
   Submission of Matters to a Vote of Security Holders..................... 14

Item 5
------
   Other Information....................................................... 14

Item 6
------
   Exhibits and Reports on Form 8-K........................................ 14

   Signatures.............................................................. 14

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                      CENIT BANCORP, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                  (Dollars in thousands, except per share data)

                                     ASSETS
                                                                             (Unaudited)
                                                                           March 31, 1997       December 31, 1996
                                                                           --------------       -----------------
Cash                                                                          $  14,975             $  17,475
Federal funds sold and interest earning deposits                                  4,743                 6,003
Securities available for sale at fair value (adjusted
   cost of $204,197 and $222,367, respectively)                                 205,781               224,011
Loans, net:
   Held for investment                                                          441,660               422,219
   Held for sale                                                                  2,409                 1,900
Interest receivable                                                               5,659                 5,456
Real estate owned, net                                                            2,209                 2,769
Federal Home Loan Bank and Federal Reserve Bank stock, at cost                    8,861                 7,861
Property and equipment, net                                                      12,978                12,664
Goodwill and other intangibles, net                                               4,288                 4,381
Other assets                                                                      3,234                 2,361
                                                                              ---------             ---------
                                                                              $ 706,797             $ 707,100
                                                                              =========             =========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits:
     Noninterest-bearing                                                      $  43,201             $  46,154
     Interest-bearing                                                           445,121               452,811
                                                                                -------               -------
        Total deposits                                                          488,322               498,965
   Advances from the Federal Home Loan Bank                                     156,000               148,000
   Securities sold under agreements to repurchase                                 7,973                 7,138
   Advance payments by borrowers for taxes and insurance                          1,164                   631
   Other liabilities                                                              3,189                 2,758
                                                                                -------               -------
        Total liabilities                                                       656,648               657,492
                                                                                -------               -------
Stockholders' equity:
   Preferred stock, $.01 par value; authorized 3,000,000
     shares; none outstanding                                                         -                     -
   Common stock, $.01 par value; authorized 7,000,000 shares;
     issued and outstanding 1,639,989 and 1,635,044 shares,
     respectively                                                                    16                    16
   Additional paid-in capital                                                    17,784                17,670
   Retained earnings - substantially restricted                                  31,684                31,040
   Common stock acquired by Management Recognition
     Plan (MRP)                                                                    (365)                 (181)
   Net unrealized gain on securities available for sale,
     net of income taxes                                                          1,030                 1,063
                                                                                -------               -------
     Total stockholders' equity                                                  50,149                49,608
                                                                                -------               -------
                                                                              $ 706,797             $ 707,100
                                                                              =========             =========


The notes to unaudited consolidated financial statements are an integral part of this statement.

                      CENIT BANCORP, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                  (Dollars in thousands, except per share data)


                                                              Three Months
                                                                  Ended
                                                                March 31,
                                                         1997             1996
                                                         ----             ----

Interest and fees on loans                              $8,875           $7,075
Interest on mortgage-backed certificates                 2,713            3,507
Interest on investment securities                          727            1,023
Dividends and other interest income                        236              247
                                                        ------           ------
   Total interest income                                12,551           11,852
                                                        ------           ------
Interest on deposits                                     5,056            4,861
Interest on borrowings                                   2,165            2,142
                                                        ------           ------
   Total interest expense                                7,221            7,003
                                                        ------           ------
   Net interest income                                   5,330            4,849
Provision for loan losses                                  150              102
                                                        ------           ------
   Net interest income after provision for
   loan losses                                           5,180            4,747
                                                        ------           ------
Other income:
   Deposit fees                                            483              308
   Gains on sales of loans                                 108              183
   Loan servicing fees and late charges                     79              102
   Other                                                   301              303
                                                        ------           ------
     Total other income                                    971              896
                                                        ------           ------

Other expenses:
   Salaries and employee benefits                        2,080            1,920
   Equipment, data processing and supplies                 686              605
   Net occupancy expense of premises                       460              407
   Expenses, gains/losses on sales and provision
   for losses on real estate owned, net                     47               13
   Professional fees                                       113              100
   Federal deposit insurance premiums                       73              234
   Expenses related to proxy contest and other
   matters                                                 394                -
   Other                                                   674              515
                                                        ------           ------
     Total other expenses                                4,527            3,794
                                                        ------           ------

Income before income taxes                               1,624            1,849
Provision for income taxes                                 570              646
                                                        ------           ------

   Net income                                          $ 1,054          $ 1,203
                                                       =======          =======
Earnings per common and common equivalent share        $   .62          $   .72
                                                       =======          =======

Dividends per common share                             $   .25          $   .10
                                                       =======          =======


The notes to unaudited consolidated financial statements are an integral part of this statement.

                      CENIT BANCORP, INC. AND SUBSIDIARIES

       UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        Three Months Ended March 31, 1997
                             (Dollars in thousands)


                                                                                                    Net Unrealized
                                                                                         Common     Gain (Loss) on
                                                  Common      Additional                 Stock        Securities
                                     Common        Stock       Paid-In     Retained     Acquired    Available for
                                  Stock Shares    Amount       Capital     Earnings      by MRP          Sale           Total
                                  ------------    ------       -------     --------      ------          ----           -----


Balance, December 31, 1996         1,635,044       $ 16        $17,670      $31,040      $ (181)        $ 1,063       $49,608


Net income                                 -          -              -        1,054           -               -         1,054


Cash dividends declared                    -          -              -         (410)          -               -          (410)


Exercise of stock options and
 related tax benefits                  4,945          -            114            -           -               -           114


Net change in unrealized gain (loss)
 on securities available for sale,
 net of income taxes                       -          -              -            -           -             (33)          (33)


Other                                      -          -              -            -        (184)              -          (184)
                                   ---------       ----        -------      -------      ------         -------       -------

Balance, March 31, 1997            1,639,989       $ 16        $17,784      $31,684      $ (365)        $ 1,030       $50,149
                                   =========       ====        =======      =======      ======         =======       =======



The notes to unaudited consolidated financial statements are an integral part of this statement.

                      CENIT BANCORP, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                                            Three months ended March 31,
                                                                            ----------------------------
                                                                              1997               1996
                                                                              ----               ----
Cash flows from operating activities:
   Net income                                                              $ 1,054            $ 1,203
   Add (deduct) items not affecting cash in the period:
     Provision for loan losses                                                 150                102
     Provision for losses on real estate owned                                  24                  -
     Amortization of loan yield adjustments                                     (5)                (6)
     Depreciation, amortization and accretion, net                             518                603
     Net (gains) losses on sales/disposals of:
        Loans                                                                 (108)              (183)
        Real estate, property and equipment                                      2                  1
     Proceeds from sales of loans held for sale                              6,813             13,529
     Originations of loans held for sale                                    (7,232)           (12,106)
     Change in assets/liabilities:
        Decrease in interest receivable and other assets                    (1,037)              (969)
        Increase (decrease) in other liabilities                               516               (655)
                                                                           -------            -------
        Net cash provided by operating activities                              695              1,519
                                                                           -------            -------
Cash flows from investing activities:
   Purchases of securities available for sale                               (4,077)           (49,820)
   Principal repayments on securities available for sale                    16,902             15,615
   Proceeds from maturities of securities available for sale                 5,000              5,960
   Net (increase) decrease in loans held for investment                    (19,023)             2,184
   Net proceeds on sales of real estate owned                                   49                (24)
   Additions to real estate owned                                              (77)               (20)
   Purchases of Federal Home Loan Bank stock
     and Federal Reserve Bank stock                                         (1,000)            (3,161)
   Purchases of property and equipment                                        (601)              (304)
                                                                           -------            -------
     Net cash used for investing activities                                 (2,827)           (29,570)
                                                                           -------            -------
Cash flows from financing activities:
   Proceeds from exercise of stock options and warrants                         57                112
   Net decrease in deposits                                                (10,643)            (9,273)
   Proceeds from Federal Home Loan Bank advances                           316,000            497,000
   Repayment of Federal Home Loan Bank advances                           (308,000)          (458,500)
   Net increase (decrease) in securities sold under agreement
     to repurchase and federal funds purchased                                 835               (740)
   Cash dividends paid                                                        (410)              (160)
   Other, net                                                                  533                315
                                                                           -------            -------
        Net cash provided by (used for) financing activities                (1,628)            28,754
                                                                           -------            -------
Increase (decrease) in cash and cash equivalents                            (3,760)               703
Cash and cash equivalents, beginning of period                              23,478             20,405
                                                                           -------            -------
Cash and cash equivalents, end of period                                 $  19,718           $ 21,108
                                                                         =========           ========
Supplemental disclosures of cash flow  information:
     Cash paid during the period for interest                            $   2,941           $  2,393
     Cash paid during the period for income taxes                                -                  -
   Schedule of noncash investing and financing activities:
     Real estate acquired in settlement of loans                         $     383           $    169
     Loans to facilitate sale of real estate owned                             946                482


The notes to unaudited consolidated financial statements are an integral part of this statement.

                      CENIT BANCORP, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month periods ended March 31, 1997 and 1996 are not necessarily indicative of results that may be expected for the entire year or any interim periods. Certain previously reported amounts have been reclassified to agree with the current presentation. The interim financial statements should be read in conjunction with the December 31, 1996 consolidated financial statements of CENIT Bancorp, Inc. (the "Company").

Note 2 - Earnings and Dividends Per Share

     Earnings per share for the three months ended March 31, 1997 and 1996 are determined by dividing income for the periods by 1,707,821 and 1,680,202, respectively, the weighted average number of shares of common stock and common stock equivalents outstanding. Stock options and warrants are regarded as common stock equivalents and are therefore considered in earnings per share calculations, if dilutive. Common stock equivalents are computed using the treasury stock method. There is no material difference between primary and fully-diluted earnings per share.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The Company's business currently consists of the business of CENIT Bank, FSB ("CENIT Bank") and Princess Anne Bank ("Princess Anne") (the "Banks"). The principal business of the Banks consists of attracting retail deposits from the general public in their market areas through a variety of deposit products and investing these funds primarily in their market areas in commercial real estate loans, construction loans, land acquisition and development loans, consumer loans, and commercial business loans, and in residential mortgage loans both inside and outside their market areas. The Banks also invest in mortgage-backed certificates, securities issued by the U.S. Government and federal agencies and other investments permitted by applicable laws and regulations.

Financial Condition Of The Company

Total Assets

     At March 31, 1997, the Company had total assets of $706.8 million compared to $707.1 million at December 31, 1996.

Securities Available for Sale

     Securities available for sale totaled $205.8 million at March 31, 1997 and are comprised of U. S. Treasury securities, other U. S. Government agency securities, and mortgage-backed certificates. The net decrease of $18.2 million from December 31, 1996 resulted primarily from $16.9 million of mortgage-backed certificate repayments, $5.0 million of proceeds from the maturities of securities, and $4.1 million in purchases of securities available for sale.

Loans

     The balance of net loans held for investment increased from $422.2 million at December 31, 1996 to $441.7 million at March 31, 1997. This increase resulted primarily from an increase in adjustable-rate residential permanent one- to four-family loans. For the three months ended March 31, 1997, loan originations totaled $32.2 million, loan purchases totaled $22.4 million, and total principal reductions totaled $36.9 million.

     The following table sets forth the composition of the Company's loans in dollar amounts and as a percentage of the Company's total gross loans held for investment at the dates indicated.


                                                            March 31, 1997                 December 31, 1996
                                                            --------------                 -----------------
                                                                       (Dollars in Thousands)
                                                       Amount        Percent              Amount        Percent
                                                       ------        -------              ------        -------
Real estate loans:
   Residential permanent 1- to 4-family:
     Adjustable rate                                  $ 177,345         36.52%         $   157,542         33.63%
     Fixed rate
       Conventional                                      97,433         20.07               98,952         21.12
       Guaranteed by VA or insured by FHA                 6,465          1.33                7,004          1.50
                                                          -----          ----                -----          ----
     Total permanent 1- to 4-family                     281,243         57.92              263,498         56.25
   Residential permanent 5 or more family                 6,831          1.41                7,100          1.52
                         -                                -----          ----                -----          ----
     Total permanent residential loans                  288,074         59.33              270,598         57.77
                                                        -------         -----              -------         -----
   Commercial real estate loans:
     Hotels                                               9,687          1.99                9,651          2.06
     Office and warehouse facilities                     27,977          5.77               27,178          5.80
     Retail facilities                                   17,929          3.69               18,181          3.88
     Other                                                3,282           .68                3,304           .71
                                                          -----           ---                -----           ---
     Total commercial real estate loans                  58,875         12.13               58,314         12.45
                                                         ------         -----               ------         -----
   Construction loans:
     Residential 1- to 4-family                          46,780          9.64               43,807          9.35
     Residential 5 or more family                         8,315          1.71                8,855          1.89
     Nonresidential                                       3,421           .70                3,365           .72
                                                          -----           ---                -----           ---
     Total construction loans                            58,516         12.05               56,027         11.96
                                                         ------         -----               ------         -----

   Land acquisition and development loans:
     Consumer lots                                        5,297          1.09                5,396          1.15
     Acquisition and development                          9,960          2.05               16,010          3.42
                                                          -----          ----               ------          ----
     Total land acquisition and development
       loans                                             15,257          3.14               21,406          4.57
                                                         ------          ----               ------          ----
     Total real estate loans                            420,722         86.65              406,345         86.75
                                                        -------         -----              -------         -----
Consumer loans:
   Boats                                                  7,455          1.54                7,814          1.67
   Home equity and second mortgage                       33,188          6.83               29,578          6.31
   Mobile homes                                             118           .02                  137           .03
   Other                                                  6,080          1.25                6,606          1.41
                                                          -----          ----                -----          ----
     Total consumer loans                                46,841          9.64               44,135          9.42
                                                         ------          ----               ------          ----
Commercial business loans                                18,000          3.71               17,922          3.83
                                                         ------          ----               ------          ----
     Total loans                                        485,563        100.00%             468,402        100.00%
                                                        -------        ======              -------        ======
Less:
   Allowance for loan losses                              3,899                              3,806
   Loans in process                                      40,286                             42,309
   Unearned discounts, premiums, and loan fees, net        (282)                                68
                                                           ----                                 --
                                                         43,903                             46,183
                                                         ------                             ------
Total loans, net                                      $ 441,660                        $   422,219
                                                      =========                        ===========

     The following table sets forth information about originations, purchases, sales, and principal reductions for the Company's loans for the period indicated.

                                                            Three Months Ended
                                                              March 31, 1997
                                                              --------------
                                                          (Dollars in Thousands)
Loans originated:
   Real estate:
      Permanent:
         Residential 1- to 4-family                                $ 12,168
         Residential 5 or more family                                     -
                                                                   --------
            Total                                                    12,168
                                                                   --------
      Commercial real estate                                            859
                                                                   --------
       Construction:
         Residential 1- to 4-family                                   2,008
         Residential 5 or more family                                 1,460
         Nonresidential                                                 400
                                                                   --------
            Total                                                     3,868
                                                                   --------
      Land acquisition:
         Consumer lots                                                   22
         Acquisition and development                                    209
                                                                   --------
            Total                                                       231
                                                                   --------
            Total real estate loans originated                       17,126
                                                                   --------
   Consumer:
      Home equity and second mortgage                                 6,581
      Other                                                           1,214
                                                                   --------
            Total                                                     7,795
                                                                   --------
   Commercial business                                                7,244
                                                                   --------
            Total loans originated                                   32,165
                                                                   --------
   Loans purchased                                                   22,410
                                                                   --------
            Total loans originated and purchased                     54,575
                                                                   --------
Principal reductions:
   Repayments and other principal reductions                         30,193
   Real estate loans sold                                             6,723
                                                                   --------
            Total principal reductions                               36,916
                                                                   --------
Net increase in total loans                                        $ 17,659
                                                                   ========
Net increase in loans held for sale                                $    498
Net increase in gross loans held for investment                      17,161
                                                                   --------
                                                                   $ 17,659
                                                                   ========

Deposits

     The balance of deposits decreased from $499.0 million at December 31, 1996 to $488.3 million at March 31, 1997. During this period, certificates of deposit decreased from $329.7 million at December 31, 1996 to $320.8 million at March 31, 1997. Noninterest-bearing deposits decreased from $46.2 million at December 31, 1996 to $43.2 million at March 31, 1997 due, in part, to lower average balances in certain commercial accounts.

Capital

     The Company's and the Banks' capital ratios exceeded applicable regulatory requirements at March 31, 1997.

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

                                                     March 31,      December 31,
                                                       1997             1996
                                                       ----             ----
                                                       (Dollars in Thousands)
Nonperforming loans:
   Real estate loans:
     Permanent residential 1- to 4-family
       Nonaccrual                                    $  879             $1,172
       Accruing loans 90 days or more past due           37                246
                      --                             ------             ------
         Total                                          916              1,418
                                                     ------             ------

     Commercial real estate:
       Nonaccrual                                       455                457
                                                     ------             ------

     Construction:
       Accruing loans 90 days or more past due            -                170
                      --                             ------             ------

     Land acquisition and development:
       Nonaccrual                                       200                200
       Accruing loans 90 days or more past due          232                  -
                      --                             ------             ------
          Total                                         432                200
                                                     ------             ------
   Consumer loans:
     Mobile homes (nonaccrual)                           64                 83
     Credit cards (accruing loans 90 days or
       more past due)                                     1                  9
     Other (nonaccrual)                                  17                 17
                                                     ------             ------
       Total                                             82                109
                                                     ------             ------
   Commercial business loans:
     Nonaccrual                                         426                483
                                                     ------             ------

Total nonperforming loans:
   Nonaccrual                                         2,041              2,412
   Accruing loans 90 or more days past due              270                425
                  --                                 ------             ------
       Total                                          2,311              2,837
Real estate owned, net                                2,209              2,769
Other repossessed assets, net                            52                 55
                                                     ------             ------
   Total nonperforming assets, net                   $4,572             $5,661
                                                     ======             ======
   Total nonperforming assets, net, to total assets     .65%               .80%
                                                        ===                ===

     The decrease in nonperforming assets from December 31, 1996 to March 31, 1997 related primarily to the sale of $997,000 of real estate owned during the first quarter of 1997.

     Allowance for Loan Losses. The following table sets forth activity of the allowance for loan losses for the periods indicated.

                                                   Three months ended March 31,
                                                   ----------------------------
                                                      1997                1996
                                                      ----                ----
                                                       (Dollars in Thousands)

Balance at beginning of period                      $ 3,806             $ 3,696
Provision for loan losses                               150                 102
Losses charged to allowance                             (92)                (91)
Recovery of prior losses                                 35                  63
                                                    -------             -------
Balance at end of period                            $ 3,899             $ 3,770
                                                    =======             =======

     The Company's provision for loan losses increased to $150,000 for the three months ended March 31, 1997 as compared to $102,000 in the same period in 1996. At March 31, 1997, the Company's coverage ratio was 168.7% based on a total allowance for loan losses of $3,899,000 and total nonperforming loans of $2,311,000. This compares to a coverage ratio of 205.1% at March 31, 1996.

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

                                                        For the Three Months             For the Three Months
                                                                Ended                            Ended
                                                           March 31, 1997                      March 31, 1996
                                                    ----------------------------     ----------------------------
                                                    Average               Yield/     Average               Yield/
                                                    Balance   Interest     Cost      Balance   Interest     Cost
                                                    -------   --------     ----      -------   --------     ----
                                                                             (Dollars in thousands)

Interest-earning assets:
    Loans (1)                                      $  435,115  $  8,875      8.16%  $  322,919  $  7,075      8.76%
    Mortgage-backed certificates                      161,218     2,713      6.73      215,232     3,507      6.52
    U.S. Treasury and other U.S.
       Government agency securities                    46,319       727      6.28       62,486     1,023      6.55
    Federal funds sold                                  6,089        84      5.52        6,451        85      5.27
    Federal Home Loan Bank and
       Federal Reserve Bank stock                       8,525       152      7.13        9,073       162      7.14
                                                        -----       ---                  -----       ---
       Total interest-earning assets                  657,266    12,551      7.64      616,161    11,852      7.69
                                                      -------    ------                -------    ------
Noninterest-earning assets:
    REO                                                 2,376                            1,740
    Other                                              40,632                           30,846
                                                       ------                           ------
       Total noninterest-earning assets                43,008                           32,586
                                                       ------                           ------
         Total assets                              $  700,274                       $  648,747
                                                   ==========                       ==========
Interest-bearing liabilities:
    Passbook and statement savings                 $   46,991  $    392      3.34   $   44,793  $    380      3.39
    Checking accounts                                  28,963       154      2.12       26,211       170      2.59
    Money market deposit accounts                      45,797       374      3.27       42,598       344      3.23
    Certificates of deposit                           324,876     4,136      5.09      288,750     3,967      5.50
                                                      -------     -----                -------     -----
       Total interest-bearing deposits                446,627     5,056      4.53      402,352     4,861      4.83
                                                      -------     -----                -------     -----
    Advances from the Federal Home
       Loan Bank                                      156,789     2,095      5.34      156,357     2,096      5.36
    Securities sold under agreements
       to repurchase                                    6,488        70      4.32        3,379        36      4.26
    Other borrowings                                        -         -         -          538        10      7.43
                                                      -------     -----                -------     -----
       Total borrowings                               163,277     2,165      5.30      160,274     2,142      5.35
                                                      -------     -----                -------     -----
       Total interest-bearing liabilities             609,904     7,221      4.74      562,626     7,003      4.98
                                                      -------     -----                -------     -----
Noninterest-bearing liabilities:
    Deposits                                           37,658                           35,309
    Other liabilities                                   2,854                            3,930
                                                        -----                            -----
       Total noninterest-bearing liabilities           40,512                           39,239
                                                       ------                           ------
         Total liabilities                            650,416                          601,865

Stockholders' equity                                   49,858                           46,882
                                                       ------                           ------
Total liabilities and stockholders' equity         $  700,274                       $  648,747
                                                   ==========                       ==========

Net interest income/interest rate spread                       $  5,330      2.90%              $  4,849      2.71%
                                                               ========      ====               ========      ====

Net interest position/net interest margin          $   47,362                3.24%  $   53,535                3.15%
                                                   ==========                ====   ==========                ====

Ratio of average interest-earning assets to
    average interest-bearing liabilities               107.77%                      109.52%
                                                       ======                       ======

(1) Includes nonaccrual loans and loans held for sale.

Comparison of Operating Results for the Three Months Ended March 31, 1997 and March 31, 1996.

General

     The Company's pre-tax income for the three months ended March 31, 1997 was $1,624,000 compared to $1,849,000 during the same period in the prior year. This decrease is primarily attributable to a $481,000 increase in net interest income and a $75,000 increase in other income, which was more than offset by a $48,000 increase in the provision for loan losses and a $733,000 increase in other expenses. Included in other expenses are $394,000 of expenses relating to the Company's recent proxy contest and other matters. These expenses resulted from proxy solicitation expenses and from legal and other expenses relating to investigations of possible violations of banking and securities laws by entities outside the Company.

Net Interest Income

     The Company's net interest income before provision for loan losses increased by $481,000, or 9.9%, for the quarter ended March 31, 1997 as compared to that of the previous year. This increase resulted from a $699,000 increase in interest income, which exceeded a $218,000 increase in interest expense. The increase in interest income was primarily attributable to an increase in the average balance of loans. The increase in interest expense was primarily due to an increase in the average balance of certificates of deposit.

     Interest on the Company's portfolio of mortgage-backed certificates decreased by approximately $794,000 from $3.5 million for the quarter ended March 31, 1996 to $2.7 million for the comparable 1997 period. This decrease resulted from a $54.0 million decrease in the average balance of the portfolio offset by an increase in the average yield of the portfolio from 6.52% in the quarter ended March 31, 1996 to 6.73% in the comparable 1997 period. The decrease in the average balance of mortgage-backed certificates was due primarily to prepayments.

     Interest on loans increased by $1.8 million in the quarter ended March 31, 1997 compared to the comparable 1996 period. This increase was primarily attributable to a $112.2 million increase in the average balance of loans. The yield on the Bank's loan portfolio decreased from 8.76% in the quarter ended March 31, 1996 to 8.16% in the comparable 1997 period as purchased loans with lower yields were added to the loan portfolio.

     Interest on investment securities for the quarter ended March 31, 1997 decreased by $296,000 compared to the same period in 1996 primarily due to a $16.2 million decrease in the average balance of investment securities.

     Interest on deposits increased by $195,000 in the quarter ended March 31, 1997 compared to the comparable 1996 period. This increase was primarily attributable to a $36.1 million increase in the average balance of certificates of deposit in the quarter ended March 31, 1997 compared to the comparable 1996 period, offset by a decrease in the average cost of certificates of deposit from 5.50% in the quarter ended March 31, 1996 to 5.09% in the comparable 1997 period. During the second half of 1996, the Company assumed $68.1 million of deposits from Essex Savings Bank, FSB.

     The Company's interest on borrowings increased by $23,000 in the quarter ended March 31, 1997 compared to the comparable 1996 period. This increase was attributable to a $3.1 million increase in the average balance of securities sold under agreement to repurchase with commercial deposit customers.

     The Company's net interest margin increased from 3.15% for the quarter ended March 31, 1996 to 3.24% for the quarter ended March 31, 1997. This increase was the result of an increase in the Bank's interest rate spread from 2.71% in the quarter ended March 31, 1996 to 2.90% in the comparable 1997 period. The Bank's calculations of interest rate spread and net interest rate margin include nonaccrual loans as interest-earning assets.

Provision for Loan Losses

     The Company's provision for loan losses increased by $48,000 to $150,000 for the three months ended March 31, 1997, compared to the same period in 1996. Net loans charged off during the quarter ended March 31, 1997 were $57,000 compared to $28,000 in the comparable 1996 period.

Other Income

     Total other income increased from $896,000 in the quarter ended March 31, 1996 to $971,000 in the comparable 1997 period.

     Deposit fees increased by $175,000, primarily as the result of increases in usage fees from the Company's automated teller network and increases in checking account fees. Merchant processing fees increased by $108,000, and discounts related to the purchase of accounts receivable through the Business Manager program at Princess Anne increased by $26,000. These increases were offset by a reduction of $75,000 in the gains on sales of mortgage loans and a $142,000 reduction in commercial mortgage brokerage fees. Income from these two areas of the Company's operation often fluctuates from quarter to quarter depending on the level of loans sold to or placed with others. The Company believes that this decrease in income from these two areas in the first quarter is not indicative of a fundamental change in these areas of operation.

Other Expenses

     Total other expenses increased by $733,000 for the quarter ended March 31, 1997 compared to the comparable 1996 period. The quarter ended March 31, 1997 includes $394,000 of expenses relating to the Company's recent proxy contest and other matters. These expenses resulted from proxy solicitation expenses and from legal and other expenses related to investigations of possible violations of banking and securities laws by entities outside the Company.

     Salaries and employee benefits increased by $160,000 primarily related to the expansion of the retail banking network. The expansion of the retail banking network was also partially responsible for increases of equipment, data processing and supply expense by $81,000 and net occupancy expense of premises by $53,000. Merchant processing expenses increased by $95,000 due to increases in volume and intangible amortization increased by $60,000 associated with the Essex branch purchase and deposit assumption which occurred in the second half of 1996. Offsetting these increases was a decrease in federal deposit insurance premiums of $161,000 due to a lower deposit insurance assessment rate during 1997 as compared to 1996.

Liquidity

     The principal sources of funds for the Company for the three months ended March 31, 1997 included $316.0 million in proceeds from FHLB advances, and $21.9 million in proceeds from principal repayment and maturities of securities available for sale. Funds were used primarily to repay FHLB advances totaling $308.0 million, to fund purchases of investment securities available for sale totaling $4.1 million, to fund net increases in loans held for investment of $19.0 million, and to fund a net decrease in deposits of $10.6 million.

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

     CENIT Bank is required to maintain specific levels of liquid investments. Current regulations require CENIT Bank to maintain liquid assets, which include short-term assets such as cash, certain time deposits and bankers' acceptances, short-term U.S. Treasury obligations, and mortgage-backed certificates with final maturities of five years or less, as well as certain long-term assets, equal to not less than 5.0% of its net withdrawable accounts plus short-term borrowings. CENIT Bank has generally maintained regulatory liquidity in excess of its required levels. CENIT Bank's liquidity ratio was 7.2% and 9.5% at March 31, 1997 and December 31, 1996, respectively.

     On April 25, 1997, the Company purchased $28.4 million of adjustable residential permanent 1- to 4-family loans with an approximate initial average yield of 6.99%. This purchase was partially funded with the proceeds from the sale of $24.2 million of mortgage-backed securities on the same date. The securities sold had an average yield during 1997 of 5.94%. The net gain, before taxes, on the sale of these securities was $90,000.

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





                                                      CENIT BANCORP, INC.




DATE: May 13, 1997                                    /S/ Michael S. Ives
                                                      Michael S. Ives
                                                      President and
                                                      Chief Executive Officer



DATE: May 13, 1997                                    /S/ John O. Guthrie
                                                      John O. Guthrie
                                                      Senior Vice President and
                                                      Chief Financial Officer