Form 10-Q
period 1997-06-30
CENIT BANCORP INC
filed 1997-08-05
CIK 877834

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                      ___________________________________

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended June 30, 1997                  Commission File Number 0-20378

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

                      YES   X                              NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.01 Par Value                              1,653,083
---------------------------                    ----------------------------
       Title of Class                          Number of Shares Outstanding
                                                   as of August 1, 1997

                      CENIT BANCORP, INC. AND SUBSIDIARIES

                                    Contents
 ------------------------------------------------------------------------------




                                                                           Page
PART I - FINANCIAL INFORMATION

Item 1
   Financial Statements

Consolidated Statement of Financial Condition as of June 30, 1997 (Unaudited)
and December 31, 1996.........................................................1

Unaudited Consolidated Statement of Operations for the Three Months and Six
Months ended June 30, 1997 and June 30, 1996..................................2

Unaudited Consolidated Statement of Changes in Stockholders' Equity for the
Six Months ended June 30, 1997................................................3

Unaudited Consolidated Statement of Cash Flows for the Six Months ended
June 30, 1997 and June 30, 1996...............................................4

Notes to Unaudited Consolidated Financial Statements..........................5

Item 2
   Management's Discussion and Analysis of Financial Condition and Results of
Operations................................................................... 5


PART II - OTHER INFORMATION

Item 1
   Legal Proceedings.........................................................18

Item 2
   Changes in Securities.....................................................18

Item 3
   Defaults Upon Senior Securities...........................................18

Item 4
   Submission of Matters to a Vote of Security Holders.......................18

Item 5
   Other Information.........................................................18

Item 6
   Exhibits and Reports on Form 8-K..........................................18

   Signatures................................................................18

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                      CENIT BANCORP, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                  (Dollars in thousands, except per share data)

                                                      ASSETS
                                                                             (Unaudited)
                                                                           June 30, 1997        December 31, 1996
                                                                           -------------        -----------------
Cash                                                                          $  14,654             $  17,475
Federal funds sold and interest earning deposits                                  5,372                 6,003
Securities available for sale at fair value (adjusted
   cost of $166,123 and $222,367, respectively)                                 168,034               224,011
Loans, net:
   Held for investment                                                          480,311               422,219
   Held for sale                                                                  3,519                 1,900
Interest receivable                                                               5,393                 5,456
Real estate owned, net                                                            1,697                 2,769
Federal Home Loan Bank and Federal Reserve Bank stock, at cost                    9,461                 7,861
Property and equipment, net                                                      13,300                12,664
Goodwill and other intangibles, net                                               4,195                 4,381
Other assets                                                                      3,614                 2,361
                                                                              ---------             ---------
                                                                              $ 709,550             $ 707,100
                                                                              =========             =========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits:
     Noninterest-bearing                                                      $  47,682             $  46,154
     Interest-bearing                                                           462,936               452,811
                                                                              ---------             ---------
        Total deposits                                                          510,618               498,965
   Advances from the Federal Home Loan Bank                                     131,000               148,000
   Securities sold under agreements to repurchase                                12,154                 7,138
   Advance payments by borrowers for taxes and insurance                          1,092                   631
   Other liabilities                                                              3,330                 2,758
                                                                              ---------             ---------
        Total liabilities                                                       658,194               657,492
                                                                              ---------             ---------
Stockholders' equity:
   Preferred stock, $.01 par value; authorized 3,000,000
     shares; none outstanding                                                         -                     -
   Common stock, $.01 par value; authorized 7,000,000 shares;
     issued and outstanding 1,650,208 and 1,635,044 shares,
     respectively                                                                    16                    16
   Additional paid-in capital                                                    18,026                17,670
   Retained earnings - substantially restricted                                  32,409                31,040
   Common stock acquired by Management Recognition
     Plan (MRP)                                                                    (330)                 (181)
   Net unrealized gain on securities available for sale,
     net of income taxes                                                          1,235                 1,063
                                                                              ---------             ---------
     Total stockholders' equity                                                  51,356                49,608
                                                                              ---------             ---------
                                                                              $ 709,550             $ 707,100
                                                                              =========             =========

The notes to unaudited consolidated financial statements are an integral part of this statement.

                      CENIT BANCORP, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                  (Dollars in thousands, except per share data)


                                                                Three months                     Six Months
                                                                    Ended                           Ended
                                                                  June 30,                        June 30,
                                                            1997           1996              1997             1996
                                                            ----           ----              ----             ----

Interest and fees on loans                              $  9,502       $  6,948         $  18,377        $  14,022
Interest on mortgage-backed certificates                   2,296          3,431             5,009            6,938
Interest on investment securities                            698          1,043             1,425            2,066
Dividends and other interest income                          270            270               505              517
                                                             ---            ---               ---              ---
     Total interest income                                12,766         11,692            25,316           23,543
                                                          ------         ------            ------           ------

Interest on deposits                                       5,142          4,611            10,198            9,472
Interest on borrowings                                     2,243          2,259             4,408            4,401
                                                           -----          -----             -----            -----
     Total interest expense                                7,385          6,870            14,606           13,873
                                                           -----          -----            ------           ------
     Net interest income                                   5,381          4,822            10,710            9,670
Provision for loan losses                                    150             53               300              155
                                                             ---             --               ---              ---
     Net interest income after provision
         for loan losses                                   5,231          4,769            10,410            9,515
                                                           -----          -----            ------            -----
Other income:
     Deposit fees                                            493            312               976              620
     Gains on sales of loans                                 116            187               224              370
     Gains on sales of securities                             90             32                90               32
     Loan servicing fees and late charges                    101             88               180              190
     Other                                                   559            362               860              665
                                                             ---            ---               ---              ---
         Total other income                                1,359            981             2,330            1,877
                                                           -----            ---             -----            -----

Other expenses:
     Salaries and employee benefits                        1,947          1,894             4,027            3,814
     Equipment, data processing and supplies                 670            571             1,356            1,176
     Net occupancy expense of premises                       459            421               918              827
     Expenses, gains/losses on sales and provision
       for losses on real estate owned, net                   94             (7)              141                6
     Professional fees                                       125            117               238              217
     Federal deposit insurance premiums                       69            233               143              467
     Expenses related to proxy contest and other matters      11              -               405                -
     Other                                                   819            641             1,493            1,156
                                                             ---            ---             -----            -----
         Total other expenses                              4,194          3,870             8,721            7,663
                                                           -----          -----             -----            -----
Income before income taxes                                 2,396           1,880             4,019           3,729
Provision for income taxes                                   848             659             1,418           1,305
                                                             ---             ---             -----           -----
     Net income                                         $  1,548        $  1,221         $   2,601       $   2,424
                                                        ========        ========         =========       =========
Earnings per common and common equivalent share         $    .90        $    .73         $    1.52       $    1.45
                                                        ========        ========         =========       =========
Dividends per common share                              $    .25        $    .20         $     .50       $     .30
                                                        ========        ========         =========       =========


The notes to unaudited consolidated financial statements are an integral part of this statement.

                      CENIT BANCORP, INC. AND SUBSIDIARIES

       UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         Six Months Ended June 30, 1997
                             (Dollars in thousands)





                                                                                                    Net Unrealized
                                                                                         Common        Gain on
                                                  Common      Additional                 Stock        Securities
                                     Common        Stock       Paid-In     Retained     Acquired    Available for
                                  Stock Shares    Amount       Capital     Earnings      by MRP          Sale           Total
                                  ------------    ------      ----------   --------     --------    ---------------     -----
Balance, December 31, 1996        1,635,044        $ 16        $17,670      $31,040      $ (181)        $1,063         $ 49,608


Net income                                -           -              -        2,601           -              -            2,601


Cash dividends declared                   -           -              -       (1,232)          -              -           (1,232)


Exercise of stock options and
 related tax benefits                15,164           -            356            -           -              -              356


Net change in unrealized gain
  on securities available for sale,
 net of income taxes                      -           -              -            -           -            172              172


Other                                     -           -              -            -        (149)             -             (149)
                                  ---------        ----        -------     --------     -------         ------         --------


Balance, June 30, 1997            1,650,208        $ 16        $18,026      $32,409      $ (330)        $1,235         $ 51,356
                                  =========        ====        =======      =======      ======         ======         ========




















The notes to unaudited consolidated financial statements are an integral part of this statement.

                      CENIT BANCORP, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                                            Six months ended June 30,
                                                                            -------------------------
                                                                             1997               1996
                                                                             ----               ----

Cash flows from operating activities:
   Net income                                                              $ 2,601            $ 2,424
   Add (deduct) items not affecting cash in the period:
     Provision for loan losses                                                 300                155
     Provision for losses on real estate owned                                  67                  -
     Amortization of loan yield adjustments                                     37                (14)
     Depreciation, amortization and accretion, net                           1,132              1,120
     Net (gains) losses on sales/disposals of:
        Securities                                                             (89)                 -
        Loans                                                                 (224)              (370)
        Real estate, property and equipment                                     13                (23)
     Proceeds from sales of loans held for sale                             15,768             28,764
     Originations of loans held for sale                                   (17,183)           (28,076)
     Change in assets/liabilities:
        Decrease in interest receivable and other assets                    (1,096)            (1,224)
        Increase (decrease) in other liabilities                               660               (359)
                                                                               ---               ----
        Net cash provided by operating activities                            1,986              2,397
                                                                             -----              -----
Cash flows from investing activities:
   Purchases of securities available for sale                               (8,088)           (60,894)
   Principal repayments on securities available for sale                    26,676             39,895
   Proceeds from maturities of securities available for sale                10,500              7,960
   Proceeds from sales of securities available for sale                     26,686              1,061
   Net (increase) decrease in loans held for investment                    (58,073)             1,241
   Net proceeds on sales of real estate owned                                  680                 78
   Additions to real estate owned                                              (82)               (35)
   Purchases of Federal Home Loan Bank stock
     and Federal Reserve Bank stock                                         (1,600)            (4,811)
   Redemption of Federal Home Loan Bank stock                                    -              2,770
   Proceeds from sale of property and equipment                                  6                  -
   Purchases of property and equipment                                      (1,208)              (769)
                                                                            ------               ----
     Net cash used for investing activities                                 (4,503)           (13,504)
                                                                            ------            -------
Cash flows from financing activities:
   Proceeds from exercise of stock options and warrants                        167                199
   Net increase (decrease) in deposits                                      11,653            (13,099)
   Proceeds from Federal Home Loan Bank advances                           686,000            939,143
   Repayment of Federal Home Loan Bank advances                           (703,000)          (912,143)
   Net increase in securities sold under agreement
     to repurchase and federal funds purchased                               5,016              2,265
   Cash dividends paid                                                      (1,232)              (480)
   Other, net                                                                  461                (63)
                                                                               ---                ---
        Net cash (used for) provided by financing activities                  (935)            15,822
                                                                              ----             ------
Increase (decrease) in cash and cash equivalents                            (3,452)             4,715
Cash and cash equivalents, beginning of period                              23,478             20,405
                                                                            ------             ------
Cash and cash equivalents, end of period                                 $  20,026           $ 25,120
                                                                         =========           ========
Supplemental disclosures of cash flow  information:
Cash paid during the period for interest                                 $   6,097           $  5,755
Cash paid during the period for income taxes                                   925                775
Schedule of noncash investing and financing activities:
Real estate acquired in settlement of loans                              $     868           $    870
Loans to facilitate sale of real estate owned                                1,224              1,113




The notes to unaudited consolidated financial statements are an integral part of this statement.

                      CENIT BANCORP, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 1997 and 1996 are not necessarily indicative of results that may be expected for the entire year or any interim periods. The interim financial statements should be read in conjunction with the December 31, 1996 consolidated financial statements of CENIT Bancorp, Inc. (the "Company").

Note 2 - Earnings and Dividends Per Share

     Earnings per share for the three and six months ended June 30, 1997 are determined by dividing income for the periods by 1,710,886 and 1,709,353, respectively, the weighted average number of shares of common stock and common stock equivalents outstanding. Earnings per share for the three and six months ended June 30, 1996 are determined by dividing income for the periods by 1,673,793 and 1,676,998, respectively, the weighted average number of shares of common stock and common stock equivalents outstanding. Stock options and warrants are regarded as common stock equivalents and are therefore considered in earnings per share calculations, if dilutive. Common stock equivalents are computed using the treasury stock method. There is no material difference between primary and fully- diluted earnings per share.

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The Company's business currently consists of the business of CENIT Bank, FSB ("CENIT Bank") and Princess Anne Bank ("Princess Anne") (the "Banks"). The principal business of the Banks consists of attracting retail deposits from the general public in their market areas through a variety of deposit products and investing these funds primarily in their market areas in commercial real estate loans, construction loans, land acquisition and development loans, consumer loans, commercial business loans, and in residential mortgage loans both inside and outside their market areas. The Banks also invest in mortgage-backed certificates, securities issued by the U.S. Government and federal agencies and other investments permitted by applicable laws and regulations.

Financial Condition Of The Company

Total Assets

     At June 30, 1997, the Company had total assets of $709.6 million, compared to $707.1 million at December 31, 1996.

Securities Available for Sale

     Securities available for sale totaled $168.0 million at June 30, 1997 and are comprised of U. S. Treasury securities, other U. S. Government agency securities, and mortgage-backed certificates. The net decrease of $56.0 million from December 31, 1996 resulted primarily from $26.7 million of mortgage-backed certificate repayments, $8.1 million of U.S. Treasury and other U.S. Government agency securities purchases, $10.5 million of proceeds from the maturities of securities, and $26.7 million from the sale of securities.

Loans

     The balance of net loans held for investment increased from $422.2 million at December 31, 1996 to $480.3 million at June 30, 1997. Adjustable rate residential permanent one-to-four family loans increased by $60.6 million during the first six months of 1997 due, in part, to the bulk purchase of $45.5 million of such loans on properties generally located outside the Company's market area. Home equity and second mortgage loans increased by $8.7 million during the first half of 1997. For the six months ended June 30, 1997, loan originations totaled $78.3 million, loan purchases totaled $66.0 million, and total principal reductions totaled $91.2 million.

     The following table sets forth the composition of the Company's loans in dollar amounts and as a percentage of the Company's total gross loans held for investment at the dates indicated.


                                                             June 30, 1997                   December 31, 1996
                                                        ------------------------          -----------------------
                                                                       (Dollars in Thousands)
                                                        Amount           Percent           Amount         Percent
                                                        ------           -------           ------         -------
Real estate loans:
   Residential permanent 1- to 4-family:
     Adjustable rate                                 $  218,146            41.96%          157,542          33.63%
     Fixed rate
       Conventional                                      96,411            18.54            98,952          21.12
       Guaranteed by VA or insured by FHA                 6,146             1.18             7,004           1.50
                                                          -----             ----             -----           ----
     Total permanent 1- to 4-family                     320,703            61.68           263,498          56.25
   Residential permanent 5 or more family                 6,225             1.20             7,100           1.52
                                                          -----             ----             -----           ----
     Total permanent residential loans                  326,928            62.88           270,598          57.77
                                                        -------            -----           -------          -----
   Commercial real estate loans:
     Hotels                                              10,400             2.00             9,651           2.06
     Office and warehouse facilities                     25,154             4.84            27,178           5.80
     Retail facilities                                   18,041             3.47            18,181           3.88
     Other                                                3,333              .64             3,304            .71
                                                          -----              ---             -----            ---
     Total commercial real estate loans                  56,928            10.95            58,314          12.45
                                                         ------            -----            ------          -----
   Construction loans:
     Residential 1- to 4-family                          41,041             7.90            43,807           9.35
     Residential 5 or more family                         8,315             1.60             8,855           1.89
     Nonresidential                                       1,210              .23             3,365            .72
                                                          -----              ---             -----            ---
     Total construction loans                            50,566             9.73            56,027          11.96
                                                         ------             ----            ------          -----
   Land acquisition and development loans:
     Consumer lots                                        4,739              .91             5,396           1.15
     Acquisition and development                         10,161             1.96            16,010           3.42
                                                         ------             ----            ------           ----
     Total land acquisition and development loans        14,900             2.87            21,406           4.57
                                                         ------             ----            ------           ----
     Total real estate loans                            449,322            86.43           406,345          86.75
                                                        -------            -----           -------          -----
Consumer loans:
   Boats                                                  6,870             1.32             7,814           1.67
   Home equity and second mortgage                       38,240             7.36            29,578           6.31
   Mobile homes                                             106              .02               137            .03
   Other                                                  6,660             1.28             6,606           1.41
                                                          -----             ----             -----           ----
     Total consumer loans                                51,876             9.98            44,135           9.42
                                                         ------             ----            ------           ----
Commercial business loans                                18,694             3.59            17,922           3.83
                                                         ------             ----            ------           ----
     Total loans                                        519,892           100.00%          468,402         100.00%
                                                        -------           ======           -------         ======
Less:
   Allowance for loan losses                              3,710                              3,806
   Loans in process                                      36,431                             42,309
   Unearned discounts, premiums, and loan fees, net        (560)                                68
                                                           ----                                 --
                                                         39,581                             46,183
                                                         ------                             ------
Total loans, net                                     $  480,311                         $  422,219
                                                     ==========                         ==========


     The following table sets forth information about originations, purchases, sales, and principal reductions for the Company's loans for the period indicated.

                                                             Six Months Ended
                                                               June 30, 1997
                                                             ----------------
                                                          (Dollars in Thousands)
Loans originated:
   Real estate:
      Permanent:
         Residential 1- to 4-family                                 $ 32,984
         Residential 5 or more family                                      -
                                                                    --------
            Total                                                     32,984
                                                                    --------
      Commercial real estate                                           2,582
                                                                    --------
       Construction:
         Residential 1- to 4-family                                    4,973
         Residential 5 or more family                                  1,460
         Nonresidential                                                  836
                                                                    --------
            Total                                                      7,269
                                                                    --------
      Land acquisition:
         Consumer lots                                                   146
         Acquisition and development                                   1,833
                                                                    --------
            Total                                                      1,979
                                                                    --------
            Total real estate loans originated                        44,814
                                                                    --------
   Consumer:
      Home equity and second mortgage                                 15,367
      Other                                                            2,652
                                                                    --------
            Total                                                     18,019
                                                                    --------
   Commercial business                                                15,424
                                                                    --------
            Total loans originated                                    78,257
                                                                    --------
   Loans purchased                                                    65,999
                                                                    --------
            Total loans originated and purchased                     144,256
                                                                    --------
Principal reductions:
   Repayments and other principal reductions                          74,882
   Real estate loans sold                                             16,284
                                                                    --------
            Total principal reductions                                91,166
                                                                    --------
Net increase in total loans                                         $ 53,090
                                                                    ========
Net increase in loans held for sale                                 $  1,600
Net increase in gross loans held for investment                       51,490
                                                                    --------
                                                                    $ 53,090
                                                                    ========

Deposits

     The balance of deposits increased from $499.0 million at December 31, 1996, to $510.6 million at June 30, 1997. During this period, certificates of deposit increased from $329.7 million at December 31, 1996, to $343.6 million at June 30, 1997. Also during this period, noninterest-bearing deposits increased from $46.2 million at December 31, 1996, to $47.7 million at June 30, 1997. The increase in certificates of deposit is primarily the result of a deposit promotion run during the second quarter of 1997.

Capital

     The Company's and the Banks' capital ratios exceeded applicable regulatory requirements at June 30, 1997.

     In June 1997, the Company's Board of Directors approved a loan to the Company's Employee Stock Ownership Plan (ESOP) to fund the purchase of up to five percent of the Company's shares of outstanding common stock. The ESOP expects to complete the purchase of the shares over the next twelve months. The ESOP share program is a benefit to employees and helps the Company retain and attract bankers of the highest quality. Management believes the transaction will initially be accretive to earnings per share and return on equity as a result of the decrease in the number of shares and equity outstanding.

     In July 1997, the Company also obtained a loan with an unrelated lender to borrow on an unsecured basis up to $4,000,000.

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

                                                     June 30,       December 31,
                                                       1997             1996
                                                       ----             ----
                                                      (Dollars in Thousands)
Nonperforming loans:
   Real estate loans:
     Permanent residential 1- to 4-family
       Nonaccrual                                    $  694             $ 1,172
       Accruing loans 90 days or more past due          230                 246
                      --                                ---                 ---
       Total                                            924               1,418
                                                        ---               -----

     Permanent residential 5 or more family
       Accruing loans 90 days or more past due          167                   -
                                                        ---                 ---

     Commercial real estate:
       Nonaccrual                                         -                 457
                                                        ---                 ---

     Construction:
       Accruing loans 90 days or more past due            -                 170
                                                        ---                 ---

     Land acquisition and development
       Nonaccrual                                       200                 200
       Accruing loans 90 days or more pasts due         200                   -
                                                        ---                 ---
       Total                                            400                 200
                                                        ---                 ---
   Consumer loans:
     Mobile homes (nonaccrual)                           64                  83
     Credit cards (accruing loans 90 days or
       more pasts due)                                    1                   9
     Other                                               15                  17
                                                        ---                 ---
       Total                                             80                 109
                                                        ---                 ---
   Commercial business loans:
     Nonaccrual                                         223                 483
                                                        ---                 ---
Total nonperforming loans:
   Nonaccrual                                         1,196               2,412
   Accruing loans 90 or more days past due              598                 425
                                                      -----               -----
       Total                                          1,794               2,837
                                                      -----               -----
Real estate owned, net                                1,697               2,769
Other repossessed assets, net                           103                  55
                                                      -----               -----
   Total nonperforming assets, net                   $3,594             $ 5,661
                                                     ======             =======
   Total nonperforming assets, net, to total assets     .51%                .80%
                                                        ===                 ===

     The decrease in nonperforming assets from December 31, 1996 to June 30, 1997 of $2.1 million related primarily to both the net decrease in nonaccrual loans of $1.2 million and the net decrease in REO of $1.1 million, which offset an increase in accruing loans 90 or more days past due of $173,000 and other repossessed assets of $48,000.

     Allowance for Loan Losses. The following table sets forth activity of the allowance for loan losses for the periods indicated.

                                                      Six months ended June 30,
                                                      -------------------------
                                                      1997                 1996
                                                      ----                 ----
                                                       (Dollars in Thousands)

Balance at beginning of period                     $ 3,806              $ 3,696
Provision for loan losses                              300                  155
Losses charged to allowance                           (452)                (219)
Recovery of prior losses                                56                  138
                                                   -------              -------
Balance at end of period                           $ 3,710              $ 3,770
                                                   =======              =======

     The Company's provision for loan losses increased to $300,000 for the six months ended June 30, 1997, as compared to $155,000 in the same period in 1996. At June 30, 1997, the Company's coverage ratio was 206.8% based on a total allowance for loan losses of $3,710,000 and total nonperforming loans of $1,794,000. This compares to a coverage ratio of 234.7% at June 30, 1996.

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



                                                    For the Three Months                 For the Three Months
                                                            Ended                                Ended
                                                        June 30, 1997                        June 30, 1996
                                               -----------------------------         ----------------------------
                                                Average               Yield/         Average               Yield/
                                                Balance   Interest     Cost          Balance   Interest     Cost
                                                -------   --------    ------         -------   --------    ------
                                                                     (Dollars in thousands)

Interest-earning assets:
     Loans (1)                               $  469,859    $ 9,502     8.09%       $  319,554   $  6,948    8.70%
     Mortgage-backed certificates               129,576      2,296     7.09           210,157      3,431    6.53
     U.S. Treasury and other U.S.
        Government agency securities             44,130        698     6.33            64,293      1,043    6.49
     Federal funds sold                           7,481        103     5.51             8,093        107    5.29
     Federal Home Loan Bank and
        Federal Reserve Bank stock                9,300        167     7.19             9,061        163    7.20
                                                -------     ------                    -------     ------
        Total interest-earning assets           660,346     12,766     7.73           611,158     11,692    7.65
                                                -------     ------                    -------     ------

Noninterest-earning assets:
     REO                                          1,828                                 1,577
     Other                                       37,897                                39,483
                                                 ------                                ------
        Total noninterest-earning assets         39,725                                41,060
                                                 ------                                ------
             Total assets                    $  700,071                            $  652,218
                                             ==========                            ==========

Interest-bearing liabilities:
     Passbook and statement savings          $   45,604        385     3.38%       $   44,765        377    3.37%
     Checking accounts                           29,141        149     2.04            26,518        173    2.61
     Money market deposit accounts               45,223        370     3.27            41,291        330    3.20
     Certificates of deposit                    325,511      4,238     5.21           280,676      3,731    5.32
                                                -------      -----                    -------      -----
        Total interest-bearing deposits         445,479      5,142     4.62           393,250      4,611    4.69
                                                -------      -----                    -------      -----
     Advances from the Federal Home
        Loan Bank                               149,154      2,127     5.70           155,019      2,036    5.25
     Securities sold under agreements
        to repurchase                            10,024        116     4.62            13,542        216    6.38
     Other borrowings                                 -          -     -                  341          7    8.21
                                                -------      -----                    -------      -----
        Total borrowings                        159,178      2,243     5.64           168,902      2,259    5.35
                                                -------      -----                    -------      -----
        Total interest-bearing liabilities      604,657      7,385     4.89           562,152      6,870    4.89
                                                -------      -----                    -------      -----
Noninterest-bearing liabilities:
     Deposits                                    40,913                                37,930
     Other liabilities                            3,819                                 5,121
                                                -------                               -------
        Total noninterest-bearing liabilities    44,732                                43,051
                                                -------                               -------
             Total liabilities                  649,389                               605,203

Stockholders' equity                             50,682                                47,015
                                                -------                               -------
Total liabilities and stockholders' equity   $  700,071                            $  652,218
                                             ==========                            ==========

Net interest income/interest rate spread                   $ 5,381     2.84%                    $  4,822    2.76%
                                                           =======     ====                     ========    ====

Net interest position/net interest margin    $   55,689                3.26%       $   49,006               3.16%
                                             ==========                ====        ==========               ====

Ratio of average interest-earning assets to
     average interest-bearing liabilities        109.21%                               108.72%
                                                 ======                                ======

(1) Includes nonaccrual loans and loans held for sale.


                                                     For the Six Months                   For the Six Months
                                                            Ended                                Ended
                                                        June 30, 1997                        June 30, 1996
                                                ----------------------------         ----------------------------
                                                Average               Yield/         Average               Yield/
                                                Balance   Interest     Cost          Balance   Interest     Cost
                                                -------   --------    ------         -------   --------    ------
                                                                     (Dollars in thousands)

Interest-earning assets:
     Loans (1)                               $  452,583   $ 18,377     8.12%       $  321,255  $  14,022    8.73%
     Mortgage-backed certificates               145,395      5,009     6.89           209,826      6,938    6.61
     U.S. Treasury and other U.S.
        Government agency securities             45,218      1,425     6.30            63,548      2,066    6.50
     Federal funds sold                           6,789        187     5.50             7,272        192    5.28
     Federal Home Loan Bank and
        Federal Reserve Bank stock                8,915        318     7.13             9,067        325    7.17
                                                -------     ------                    -------     ------
        Total interest-earning assets           658,900     25,316     7.68           610,968     23,543    7.71
                                                -------     ------                    -------     ------
Noninterest-earning assets:
     REO                                          2,100                                 1,658
     Other                                       39,131                                37,857
                                                -------                               -------
        Total noninterest-earning assets         41,231                                39,515
                                                -------                               -------
             Total assets                    $  700,131                            $  650,483
                                             ==========                            ==========

Interest-bearing liabilities:
     Passbook and statement savings          $   46,294        777     3.36%       $   44,779        757    3.38%
     Checking accounts                           29,052        302     2.08            26,364        343    2.60
     Money market deposit accounts               45,508        745     3.27            41,945        673    3.21
     Certificates of deposit                    325,196      8,374     5.15           284,713      7,699    5.41
                                                -------     ------                    -------      -----
        Total interest-bearing deposits         446,050     10,198     4.57           397,801      9,472    4.76
                                                -------     ------                    -------      -----
     Advances from the Federal Home
        Loan Bank                               152,950      4,222     5.52           155,689      4,132    5.31
     Securities sold under agreements
        to repurchase                             8,266        186     4.50             8,460        252    5.96
     Other borrowings                                 -          -     -                  440         17    7.73
                                                -------      -----                    -------     ------
        Total borrowings                        161,216      4,408     5.47           164,589      4,401    5.35
                                                -------      -----                    -------      -----
        Total interest-bearing liabilities      607,266     14,606     4.81           562,390     13,873    4.93
                                                -------     ------                    -------     ------
Noninterest-bearing liabilities:
     Deposits                                    39,295                                36,620
     Other liabilities                            3,283                                 4,471
                                                -------                               -------
        Total noninterest-bearing liabilities    42,578                                41,091
                                                -------                               -------
             Total liabilities                  649,844                               603,481

Stockholders equity                              50,287                                47,002
                                                -------                               -------
Total liabilities and stockholders' equity   $  700,131                            $  650,483
                                             ==========                            ==========

Net interest income/interest rate spread                  $ 10,710     2.87%                   $   9,670    2.78%
                                                          ========     ====                    =========    ====

Net interest position/net interest margin    $   51,634                3.25%       $   48,578               3.17%
                                             ==========                ====        ==========               ====

Ratio of average interest-earning assets to
     average interest-bearing liabilities        108.50%                           108.64%
                                                 ======                            ======

(1) Includes nonaccrual loans and loans held for sale.

Comparison of Operating Results for the Three Months Ended June 30, 1997 and June 30, 1996.

General

     The Company's pre-tax income for the three months ended June 30, 1997, was $2.4 million compared to $1.9 million during the same period in the prior year. This increase is primarily attributable to a $559,000 increase in net interest income and a $378,000 increase in other income, the effect of which more than offset a $324,000 increase in other expenses and a $97,000 increase in provision for loan losses.

Net Interest Income

     The Company's net interest income before provision for loan losses increased by $559,000, or 11.6%, for the quarter ended June 30, 1997, as compared to that of the previous year. This increase resulted primarily from a $1.1 million increase in interest income which exceeded a $515,000 increase in interest expense. The increase in interest income was primarily attributable to an increase in the average balance on loans. The increase in interest expense was primarily due to an increase in the average balance of certificates of deposit.

     Interest on the Company's portfolio of mortgage-backed certificates decreased by approximately $1.1 million from $3.4 million for the quarter ended June 30, 1996, to $2.3 million for the comparable 1997 period. This decrease resulted from an $80.6 million decrease in the average balance of the portfolio offset by an increase in the average yield of the portfolio from 6.53% in the quarter ended June 30, 1996, to 7.09% in the comparable 1997 period. The decrease in the average balance of mortgage-backed certificates was due to sales and repayments.

     Interest on loans increased by $2.6 million in the quarter ended June 30, 1997, compared to the comparable 1996 period. This increase was primarily attributable to a $150.3 million increase in the average balance of loans. The yield on the Company's loan portfolio decreased from 8.70% in the quarter ended June 30, 1996, to 8.09% in the comparable 1997 period primarily as a result of purchased loans with lower yields being added to the loan portfolio.

     Interest on investment securities for the quarter ended June 30, 1997, decreased by $345,000 compared to the same period in 1996 primarily due to a $20.2 million decrease in the average balance of investment securities.

     Interest on deposits increased by $531,000 in the quarter ended June 30, 1997, compared to the comparable 1996 period. This increase was primarily attributable to a $44.8 million increase in the average balance of certificates of deposit in the quarter ended June 30, 1997, compared to the comparable 1996 period, offset by a decrease in the average cost of certificates of deposit from 5.32% in the quarter ended June 30, 1996, to 5.21% in the comparable 1997 period. During the second half of 1996, the Company assumed $68.1 million of deposits from Essex Savings Bank, FSB ("Essex").

     The Company's net interest margin increased from 3.16% for the quarter ended June 30, 1996, to 3.26% for the quarter ended June 30, 1997. This increase was the result of an increase in the Company's interest rate spread from 2.76% in the quarter ended June 30, 1996, to 2.84% in the comparable 1997 period. The Company's calculations of interest rate spread and net interest rate margin include nonaccrual loans as interest-earning assets.

Provision for Loan Losses

     The Company's provision for loan losses increased by $97,000 to $150,000 for the three months ended June 30, 1997, compared to the same period in 1996. Net loans charged off during the quarter ended June 30, 1997, were $339,000 compared to $53,000 in the comparable 1996 period.

Other Income

     Total other income increased from $981,000 in the quarter ended June 30, 1996, to $1,359,000 in the comparable 1997 period.

     Deposit fees increased by $181,000, primarily as the result of increases in usage fees from the Company's automated teller network and increases in checking account fees. Merchant processing fees increased by $129,000, and discounts related to the purchase of accounts receivable through the Business Manager program at Princess Anne increased by $57,000. These increases were offset by a reduction of $71,000 in gains on sales of mortgage loans.

Income from this area of the Companys operations often fluctuates from quarter to quarter depending on the level of loans sold to others. The Company believes that this decrease in income from this area in the second quarter of 1997 is not indicative of a fundamental change in this area of operation.

Other Expenses

     Total other expenses increased by $324,000 for the quarter ended June 30, 1997, compared to the comparable 1996 period.

     Salaries and employee benefits increased by $53,000, or 2.80% compared to the same period in 1996. The expansion of the retail banking network was partially responsible for increases of equipment, data processing and supply expense by $99,000 and net occupancy expense of premises by $38,000. Merchant processing expenses increased by $122,000 due to increases in volume, and intangible amortization increased by $60,000 associated with the Essex branch purchase and deposit assumption which occurred in the second half of 1996. Expenses associated with REO increased by $101,000. Offsetting these increases was a decrease in federal deposit insurance premiums of $164,000 due to a lower deposit insurance assessment rate during 1997 as compared to 1996.

Comparison of Operating Results for the Six Months Ended June 30, 1997 and June 30, 1996.

General

     The Company's pre-tax income for the six months ended June 30, 1997, was $4.0 million compared to $3.7 million during the same period in the prior year. This increase is primarily attributable to a $1.0 million increase in net interest income and a $453,000 increase in other income, the effects of which more than offset a $1.1 million increase in other expenses and a $145,000 increase in provision for loan losses.

Net Interest Income

     The Company's net interest income before provision for loan losses increased by $1.0 million, or 10.8%, for the six months ended June 30, 1997, as compared to that of the previous year. This increase resulted primarily from a $1.8 million increase in interest income, which exceeded a $733,000 increase in interest expense. The increase in interest income was primarily attributable to an increase in the average balance on loans. The increase in interest expense was primarily due to an increase in the average balance of certificates of deposit.

     Interest on the Company's portfolio of mortgage-backed certificates decreased by approximately $1.9 million from $6.9 million for the six months ended June 30, 1996, to $5.0 million for the comparable 1997 period. This decrease resulted from a $64.4 million decrease in the average balance of the portfolio offset by an increase in the average yield of the portfolio from 6.61% in the six months ended June 30, 1996, to 6.89% in the comparable 1997 period. The decrease in the average balance of mortgage-backed certificates was due to sales and repayments.

     Interest on loans increased by $4.4 million in the six months ended June 30, 1997, compared to the comparable 1996 period. This increase was primarily attributable to a $131.3 million increase in the average balance of loans. The yield on the Company's loan portfolio decreased from 8.73% in the six months ended June 30, 1996, to 8.12% in the comparable 1997 period primarily as a result of purchased loans with lower yields being added to the loan portfolio.

     Interest on investment securities for the six months ended June 30, 1997 decreased by $641,000 compared to the same period in 1996 primarily due to an $18.3 million decrease in the average balance of investment securities.

     Interest on deposits increased by $726,000 in the six months ended June 30, 1997, compared to the comparable 1996 period. This increase was primarily attributable to a $40.5 million increase in the average balance of certificates of deposit in the six months ended June 30, 1997, compared to the comparable 1996 period, offset by a decrease in the average cost of certificates of deposit from 5.41% in the six months ended June 30, 1996, to 5.15% in the comparable 1997 period. During the second half of 1996, the Company assumed $68.1 million of deposits from Essex.

     The Company's net interest margin increased from 3.17% for the six months ended June 30, 1996, to 3.25% for the six months ended June 30, 1997. This increase was the result of an increase in the Company's interest rate spread from 2.78% in the six months ended June 30, 1996, to 2.87% in the comparable 1997 period. The Company's calculations of interest rate spread and net interest rate margin include nonaccrual loans as interest-earning assets.

Provision for Loan Losses

     The Company's provision for loan losses increased by $145,000 to $300,000 for the six months ended June 30, 1997, compared to the same period in 1996. Net loans charged off during the six months ended June 30, 1997, were $396,000 compared to $81,000 in the comparable 1996 period.

Other Income

     Total other income increased from $1.9 million in the six months ended June 30, 1996, to $2.3 million in the comparable 1997 period.

     Deposit fees increased by $356,000, primarily as the result of increases in usage fees from the Company's automated teller network and increases in checking account fees. Merchant processing fees increased by $237,000, and discounts related to the purchase of accounts receivable through the Business Manager program at Princess Anne increased by $84,000. These increases were offset by a reduction of $146,000 in the gains on sales of mortgage loans and a $127,000 reduction in commercial mortgage brokerage fees. Income from these two areas of the Company's operations often fluctuates depending on the level of loans sold to or placed with others. The Company believes that this decrease in income from these two areas in the first half of 1997 is not indicative of a fundamental change in these areas of operation.

Other Expenses

     Total other expenses increased by $1.1 million for the six months ended June 30, 1997, compared to the comparable 1996 period. The six months ended June 30, 1997 includes $405,000 of expenses relating to the Companys recent proxy contest and other matters. These expenses resulted from proxy solicitation expenses and from legal and other expenses related to investigations of possible violations of banking and securities laws by entities outside the Company.

     Salaries and employee benefits increased by $213,000, or 5.58%, partially related to the expansion of the retail banking network. The expansion of the retail banking network was also partially responsible for increases of equipment, data processing and supply expense by $180,000 and net occupancy expense of premises by $91,000. Merchant processing expenses increased by $216,000 due to increases in volume and intangible amortization increased by $120,000 associated with the Essex branch purchase and deposit assumption which occurred in the second half of 1996. Offsetting these increases was a decrease in federal deposit insurance premiums of $324,000 due to a lower deposit insurance assessment rate during 1997 as compared to 1996.

Liquidity

     The principal sources of funds for the Company for the six months ended June 30, 1997, included $686.0 million in proceeds from Federal Home Loan Bank
(FHLB) advances, $26.7 million in principal repayments of securities available for sale, $26.7 million in proceeds from sales of securities available for sale, and $15.8 million in proceeds from the sale of loans. Funds were used primarily to repay FHLB advances totaling $703.0 million, to fund a $58.1 million net increase in loans held for investment, to fund purchases of investment securities available for sale totaling $8.1 million, and to originate loans held for sale of $17.2 million.

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

     CENIT Bank is required to maintain specific levels of liquid investments. Current regulations require CENIT Bank to maintain liquid assets, which include short-term assets such as cash, certain time deposits and bankers acceptances, short-term U.S. Treasury obligations, and mortgage-backed certificates with final maturities of five years or less, as well as certain long-term assets, equal to not less than 5.0% of its net withdrawable accounts plus short-term borrowings. CENIT Bank has generally maintained regulatory liquidity in excess of its required levels. CENIT Bank's liquidity ratio was 9.3% and 9.5% at June 30, 1997 and December 31, 1996, respectively.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings - Inapplicable

Item 2 - Changes in Securities - Inapplicable

Item 3 - Defaults Upon Senior Securities - Inapplicable

Item 4 - Submission of Matters to a Vote of Security Holders

     At the Company's annual meeting held on April 23, 1997 (the "Annual Meeting"), the Company's stockholders reelected four directors of the Company, David L. Bernd, Patrick E. Corbin, John A. Tilhou and David R. Tynch. The voting results in the election for directors were as follows:

                                    FOR           WITHHELD

     David L. Bernd              723,776           28,570
     Patrick E. Corbin           723,876           28,470
     John A. Tilhou              723,876           28,470
     David R. Tynch              723,876           28,470
     Bonnie N. Curling           583,685            7,900
     William S. Dodson           583,651            7,934
     Burt E. Miller              583,685            7,900

The terms of office of each of the other directors of the Company continued following the Annual Meeting. These directors are Frank R. Kollmansperger, Jr., William H. Hodges, C. L. Kaufman, Jr., Anne B. Shumadine, Michael S. Ives,
Roger C. Reinhold and J. Morgan Davis.

     At the Annual Meeting, CENIT's stockholders also rejected a proposal that the Board of Directors of the Company engage an investment banker to conduct and publicly report a valuation of the Company, by a vote of 663,765 shares in favor of the proposal and 670,777 shares against the proposal, and 9,389 abstentions.

Item 5 - Other Information - None

Item 6 - Exhibits and Reports on Form 8-K - None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CENIT BANCORP, INC.


DATE:  August 5, 1997                     /S/Michael S. Ives
                                          Michael S. Ives
                                          President and Chief Executive Officer



DATE:  August 5, 1997                     /S/ John O. Guthrie
                                          John O. Guthrie
                                          Senior Vice President and
                                          Chief Financial Officer