Form 10-Q
period 1997-09-30
CENIT BANCORP INC
filed 1997-11-03
CIK 877834

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                         ______________________________

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         ______________________________


For Quarter Ended September 30, 1997             Commission File Number 0-20378

                               CENIT BANCORP, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                    54-1592546
               --------                                    ----------
(State or other jurisdiction of               (I.R.S. Employer Identification
 incorporation or organization)                              Number)

       225 West Olney Road
          Norfolk, Virginia                                   23510
          -----------------                                   -----
(Address of principal executive                              (Zip code)
      office)

      Registrant's telephone number, including area code:        (757) 446-6600

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES   X                               NO
                                 -

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock $.01 Par Value                                   1,657,081
                                                              ---------
       Title of Class                             Number of Shares Outstanding
                                                     as of October 31, 1997

                      CENIT BANCORP, INC. AND SUBSIDIARIES

                                    Contents
_______________________________________________________________________________


                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1
------
   Financial Statements

Consolidated   Statement  of  Financial  Condition  as  of  September  30,  1997
(Unaudited)and December 31, 1996...............................................1

Unaudited Consolidated Statement of Operations for the Three Months and
Nine Months ended September 30, 1997 and September 30, 1996....................2

Unaudited Consolidated Statement of Changes in Stockholders' Equity for the Nine
Months ended September 30, 1997................................................3

Unaudited Consolidated Statement of Cash Flows for the Nine Months ended
September 30, 1997 and September 30, 1996......................................4

Notes to Unaudited Consolidated Financial Statements.......................... 5

Item 2
------
   Management's Discussion and Analysis of Financial Condition and Results of
Operations.....................................................................6

PART II - OTHER INFORMATION

Item 1
------
   Legal Proceedings..........................................................17

Item 2
------
   Changes in Securities......................................................17

Item 3
------
   Defaults Upon Senior Securities............................................17

Item 4
------
   Submission of Matters to a Vote of Security Holders........................17

Item 5
------
   Other Information..........................................................17

Item 6
------
   Exhibits and Reports on Form 8-K...........................................17

   Signatures.................................................................18

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                      CENIT BANCORP, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                  (Dollars in thousands, except per share data)

                                     ASSETS

                                                                               (Unaudited)
                                                                         September 30, 1997     December 31, 1996
                                                                         ------------------     -----------------

Cash                                                                        $   13,310              $  17,475
Federal funds sold and interest earning deposits                                 8,368                  6,003
Securities available for sale at fair value (adjusted
   cost of $154,279 and $222,367, respectively)                                156,471                224,011
Loans, net:
   Held for investment                                                         482,847                422,219
   Held for sale                                                                 3,356                  1,900
Interest receivable                                                              5,221                  5,456
Real estate owned, net                                                           1,487                  2,769
Federal Home Loan Bank and Federal Reserve Bank stock, at cost                   9,211                  7,861
Property and equipment, net                                                     13,646                 12,664
Goodwill and other intangibles                                                   4,101                  4,381
Other assets                                                                     3,690                  2,361
                                                                                 -----                  -----
                                                                            $  701,708              $ 707,100
                                                                            ==========              =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
     Noninterest-bearing                                                    $   54,220              $  46,154
     Interest-bearing                                                          455,268                452,811
                                                                               -------                -------
        Total deposits                                                         509,488                498,965

   Advances from the Federal Home Loan Bank                                    126,000                148,000
   Other borrowings                                                              3,965                      -
   Securities sold under agreements to repurchase                                9,479                  7,138
   Advance payments by borrowers for taxes and insurance                         1,146                    631
   Other liabilities                                                             2,891                  2,758
                                                                                 -----                  -----
        Total liabilities                                                      652,969                657,492
                                                                               -------                -------
Stockholders' equity:
   Preferred stock, $.01 par value; authorized 3,000,000
     shares; none outstanding                                                        -                      -
   Common stock, $.01 par value; authorized 7,000,000 shares;
     issued and outstanding 1,654,391 and 1,635,044 shares,
     respectively                                                                   17                     16
   Additional paid-in capital                                                   18,120                 17,670
   Retained earnings - substantially restricted                                 33,724                 31,040
   Common stock acquired by Employees Stock Ownership
     Plan (ESOP) (82,719 shares - unallocated)                                  (4,232)                     -
   Common stock acquired by Management Recognition
     Plan (MRP)                                                                   (300)                  (181)
   Net unrealized gain on securities available for sale,
     net of income taxes                                                         1,410                  1,063
                                                                                 -----                  -----
     Total stockholders' equity                                                 48,739                 49,608
                                                                                ------                 ------
                                                                            $  701,708              $ 707,100
                                                                            ==========              =========


The notes to unaudited consolidated financial statements are an integral part of this statement.

                                               1

                      CENIT BANCORP, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                  (Dollars in thousands, except per share data)


                                                                Three Months                  Nine Months
                                                                    Ended                        Ended
                                                                September 30,                 September 30,
                                                            1997            1996              1997             1996
                                                            ----            ----              ----             ----

Interest and fees on loans                              $  9,882        $  7,859         $  28,260        $  21,880
Interest on mortgage-backed certificates                   2,005           3,269             7,013           10,208
Interest on investment securities                            683             850             2,108            2,916
Dividends and other interest income                          288             278               793              795
                                                             ---             ---               ---              ---
     Total interest income                                12,858          12,256            38,174           35,799
                                                          ------          ------            ------           ------
Interest on deposits                                       5,415           4,537            15,612           14,009
Interest on borrowings                                     2,046           2,598             6,455            6,999
                                                           -----           -----             -----            -----
     Total interest expense                                7,461           7,135            22,067           21,008
                                                           -----           -----            ------           ------
     Net interest income                                   5,397           5,121            16,107           14,791
Provision for loan losses                                    150             101               450              256
                                                             ---             ---               ---              ---
     Net interest income after provision
         for loan losses                                   5,247           5,020            15,657           14,535
                                                           -----           -----            ------           ------
Other income:
     Deposit fees                                            521             366             1,498              986
     Gains on sales of loans                                 174             124               398              494
     Gains on sales of securities                              -              45                90               77
     Loan servicing fees and late charges                     70              80               250              270
     Other                                                   611             438             1,470            1,103
                                                             ---             ---             -----            -----
         Total other income                                1,376           1,053             3,706            2,930
                                                           -----           -----             -----            -----
Other expenses:
     Salaries and employee benefits                        1,846           1,970             5,873            5,785
     Equipment, data processing and supplies                 653             608             2,009            1,784
     Net occupancy expense of premises                       467             437             1,385            1,264
     Expenses, gains/losses on sales and provision
       for losses on real estate owned, net                   31              24               172               30
     Professional fees                                        25             108               263              325
     Federal deposit insurance premiums                       66           2,548               208            3,015
     Expenses related to proxy contest and
       other matters                                           -               -               405                -
     Other                                                   891             655             2,385            1,811
                                                             ---             ---             -----            -----
         Total other expenses                              3,979           6,350            12,700           14,014
                                                           -----           -----            ------           ------
Income (loss) before income taxes                          2,644            (277)            6,663            3,451
Provision for (benefit from) income taxes                    935            (162)            2,353            1,142
                                                             ---            ----             -----            -----
     Net income (loss)                                  $  1,709        $   (115)        $   4,310        $   2,309
                                                        ========        ========         =========        =========
Earnings (loss) per common and common
      equivalent share                                  $   1.02        $   (.07)        $    2.54        $    1.38
                                                        ========        ========         =========        =========
Dividends per common share                              $    .25        $    .20         $     .75        $     .50
                                                        ========        ========         =========        =========




The notes to unaudited consolidated financial statements are an integral part of this statement.


                      CENIT BANCORP, INC. AND SUBSIDIARIES

       UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      Nine Months Ended September 30, 1997
                             (Dollars in thousands)





                                                                                         Common     Net Unrealized
                                                                                         Stock      Gain (Loss) on
                                                  Common      Additional                Acquired      Securities
                                     Common        Stock       Paid-In     Retained     by ESOP     Available for
                                  Stock Shares    Amount       Capital     Earnings     and MRP          Sale           Total
                                  ------------    ------       -------     --------     -------          ----           -----



Balance, December 31, 1996         1,635,044       $  16       $17,670      $31,040      $ (181)       $1,063          $49,608


Net income                                 -           -             -        4,310           -             -            4,310


Cash dividends declared                    -           -             -       (1,626)          -             -           (1,626)


Exercise of stock options
   and related tax benefits           19,347           1           450            -           -             -              451


Net change in unrealized gain (loss)
   on securities available for sale,
   net of income taxes                     -           -             -            -           -           347              347


Purchase of common stock by ESOP           -           -             -            -      (4,232)            -           (4,232)


Other                                      -           -             -            -        (119)            -             (119)
                                        ----         ---           ---          ---        ----           ---           ------


Balance, September 30, 1997        1,654,391       $  17       $18,120      $33,724     $(4,532)       $1,410          $48,739
                                   =========       =====       =======      =======     =======        ======          =======





The notes to unaudited consolidated financial statements are an integral part of this statement.

                      CENIT BANCORP, INC. AND SUBSIDIARIES


                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                                       Nine months ended September 30,
                                                                       -------------------------------
                                                                             1997                1996
                                                                             ----                ----

Cash flows from operating activities:
   Net income                                                            $   4,310           $  2,309
   Add (deduct) items not affecting cash in the period:
     Provision for loan losses                                                 450                256
     Provision for losses on real estate owned                                  67                  -
     Amortization of loan yield adjustments                                    115                (30)
     Depreciation, amortization and accretion, net                           1,724              1,765
     Net (gains) losses on sales/disposals of:
        Securities                                                             (90)               (77)
        Loans                                                                 (398)              (494)
        Real estate, property and equipment                                     14                (16)
     Proceeds from sales of loans held for sale                             30,910             37,139
     Originations of loans held for sale                                   (31,997)           (35,187)
     Change in assets/liabilities:
        Decrease in interest receivable and other assets                      (981)            (1,519)
        Increase in other liabilities                                           71              1,142
                                                                                --              -----
        Net cash provided by operating activities                            4,195              5,288
                                                                             -----              -----
Cash flows from investing activities:
   Purchases of securities available for sale                              (12,094)           (63,892)
   Principal repayments on securities available for sale                    38,328             52,774
   Proceeds from maturities and calls of securities available for sale      14,500             22,160
   Proceeds from sales of securities available for sale                     26,677             14,792
   Net increase in loans held for investment                               (61,012)           (64,821)
   Net proceeds on sales of real estate owned                                1,082                360
   Additions to real estate owned                                              (87)              (132)
   Purchases of Federal Home Loan Bank stock                                (1,600)            (6,651)
   Redemption of Federal Home Loan Bank stock                                  250              3,610
   Proceeds from sale of property and equipment                                  5                  -
   Purchases of property and equipment                                      (1,836)            (1,337)
                                                                            ------             ------
     Net cash provided by (used for) investing activities                    4,213            (43,137)
                                                                             -----            -------

Cash flows from financing activities:
   Proceeds from exercise of stock options and warrants                        306                555
   Net increase in deposits                                                 10,523             39,840
   Proceeds from Federal Home Loan Bank advances                           987,000          1,535,000
   Repayment of Federal Home Loan Bank advances                         (1,009,000)        (1,537,000)
   Net increase in other borrowings                                          3,965                  -
   Net increase in securities sold under agreement
     to repurchase                                                           2,341              2,626
   Cash dividends paid                                                      (1,626)              (806)
   Purchase of common stock by ESOP                                         (4,232)                 -
   Other, net                                                                  515                129
                                                                               ---                ---
        Net cash provided by (used for) financing activities               (10,208)            40,344
                                                                           -------             ------
Increase (decrease) in cash and cash equivalents                            (1,800)             2,495
Cash and cash equivalents, beginning of period                              23,478             20,405
                                                                            ------             ------
Cash and cash equivalents, end of period                                 $  21,678           $ 22,900
                                                                         =========           ========
Supplemental disclosures of cash flow information:

     Cash paid during the period for interest                            $   8,928           $  9,195
     Cash paid during the period for income taxes                            2,095              1,595

   Schedule of noncash investing and financing activities:

     Real estate acquired in settlement of loans                         $   1,225           $  2,441
     Loans to facilitate sale of real estate owned                           1,406              1,372


The notes to unaudited consolidated financial statements are an integral part of this statement.

                      CENIT BANCORP, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note 1 - Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 1997 and 1996 are not necessarily indicative of results that may be expected for the entire year or any interim periods. Certain previously reported amounts have been reclassified to agree with the current presentation. The interim financial statements should be read in conjunction with the December 31, 1996 consolidated financial statements of CENIT Bancorp, Inc. (the "Company").

Note 2 - Earnings and Dividends Per Share

    Earnings per share for the three and nine months ended September 30, 1997 are determined by dividing income for the periods by 1,676,989 and 1,698,565, respectively, the weighted average number of shares of outstanding common stock, adjusted for unallocated common shares held by the Company's ESOP, and common stock equivalents, where dilutive. Earnings per share for the three and nine months ended September 30, 1996 are determined by dividing income for the periods by 1,602,531 and 1,675,619, respectively, the weighted average number of shares of common stock and common stock equivalents outstanding, where dilutive. Stock options and warrants are regarded as common stock equivalents and are therefore considered in earnings per share calculations, if dilutive. Common stock equivalents are computed using the treasury stock method. There is no material difference between primary and fully-diluted earnings per share.

Note 3 - New Accounting Standards

    In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FASB 125), which provides new accounting and reporting standards for sales, securitizations, and servicing of receivables and other financial assets and extinguishments of liabilities. FASB125 is effective for transactions occurring after December 31, 1996, except for the provisions relating to repurchase agreements, securities lending and other similar transactions and pledged collateral, which have been delayed until after December 31, 1997 by FASB 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, an amendment of FASB Statement No. 125." Adoption of FASB125 was not material; FASB127 will be adopted as required in 1998 and is not expected to be material.

    In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FASB 128), was issued and is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share ("EPS") and restate all prior periods. The new requirements replace the current primary EPS and fully diluted EPS with two new calculations, basic EPS and diluted EPS. Basic EPS, unlike primary EPS, excludes all dilution caused by any common stock equivalents (e.g., options on stock). Diluted EPS is calculated similarly to fully diluted EPS, except diluted EPS uses the average price of the Company's stock during the accounting period, while fully diluted EPS uses the price of the Company's stock at the end of the accounting period. If FAS 128 had been in effect during the first nine months of 1997, the Company would have reported basic EPS of $1.06 and diluted EPS of $1.02 , for the three months ended September 30, 1997, and basic EPS of $2.64 and diluted EPS of $2.54 for the nine months ended September 30, 1997.

    In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FASB 130), was issued and establishes standards for reporting and displaying comprehensive income and its components. FASB 130 requires comprehensive income and its components, as recognized under the accounting standards, to be displayed in a financial statement with the prominence as other financial statements. The Company plans to adopt the standard, as required, beginning in 1998; adoption is not expected to have a material impact on the Company.

    Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FASB 131), also issued in June 1997, establishes new standards for reporting information about operating segments in annual and interim financial statements. The standard also requires descriptive information about the way the operating segments are determined, the products and services provided by the segments and the nature of differences
                                       5
between reportable segment measurements and those used for the consolidated enterprise. This standard is effective for years beginning after December 15, 1997. Adoption in interim financial statements is not required until the year after initial adoption; however, comparative prior period information is required. The Company is evaluating the standard and plans adoption as required in 1998; adoption is not expected to have a significant financial impact on the Company.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------

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

Financial Condition of the Company

Total Assets
------------

    At September 30, 1997, the Company had total assets of $701.7 million, compared to $707.1 million at December 31, 1996.

Securities Available for Sale

    Securities available for sale totaled $156.5 million at September 30, 1997 and are comprised of U. S. Treasury securities, other U. S. Government agency securities, and mortgage-backed certificates. The net decrease of $67.5 million from December 31, 1996 resulted primarily from the net effect of $38.3 million of principal repayments, $14.5 million of proceeds from the maturities or calls of securities, $12.1 million of U.S. Treasury and other U.S. Government agency securities purchases, and $26.7 million of proceeds from the sale of securities.

Loans
-----

    The balance of net loans held for investment increased from $422.2 million at December 31, 1996 to $482.8 million at September 30, 1997. Adjustable rate residential permanent one- to four-family loans increased by $59.4 million during the first nine months of 1997 due, in part, to the bulk purchase in 1997 of $45.5 million of such loans on properties generally located outside the Company's market area. Home equity and second mortgage loans increased by $12.7 million during the first nine months of 1997. For the nine months ended September 30, 1997, loan originations totaled $126.6 million, loan purchases totaled $73.4 million, and total principal reductions totaled $148.3 million.

    The following table sets forth the composition of the Company's loans in dollar amounts and as a percentage of the Company's total gross loans held for investment at the dates indicated.

                                                              September 30, 1997            December 31, 1996
                                                              ------------------            -----------------
                                                                            (Dollars in Thousands)
                                                       Amount         Percent              Amount          Percent
                                                       ------         -------              ------          -------
Real estate loans:
   Residential permanent 1- to 4-family:
     Adjustable rate                                  $ 216,964         41.83%          $  157,542         33.63%
     Fixed rate
       Conventional                                      93,192         17.97               98,952         21.12
       Guaranteed by VA or insured by FHA                 5,718          1.10                7,004          1.50
                                                          -----          ----                -----          ----
     Total permanent 1- to 4-family                     315,874         60.90              263,498         56.25
   Residential permanent 5 or more family                 6,949          1.34                7,100          1.52
                                                          -----          ----                -----          ----
     Total permanent residential loans                  322,823         62.24              270,598         57.77
                                                        -------         -----              -------         -----
   Commercial real estate loans:
     Hotels                                              10,307          1.99                9,651          2.06
     Office and warehouse facilities                     26,035          5.02               27,178          5.80
     Retail facilities                                   20,051          3.87               18,181          3.88
     Other                                                2,109           .40                3,304          0.71
                                                          -----           ---                -----          ----
     Total commercial real estate loans                  58,502         11.28               58,314         12.45
                                                         ------         -----               ------         -----
   Construction loans:
     Residential 1- to 4-family                          39,826          7.68               43,807          9.35
     Residential 5 or more family                         8,174          1.58                8,855          1.89
     Nonresidential                                       1,009           .19                3,365           .72
                                                          -----           ---                -----           ---
     Total construction loans                            49,009          9.45               56,027         11.96
                                                         ------          ----               ------         -----

   Land acquisition and development loans:
     Consumer lots                                        4,696           .91                5,396          1.15
     Acquisition and development                          6,962          1.34               16,010          3.42
                                                          -----          ----               ------          ----
     Total land acquisition and development
       loans                                             11,658          2.25               21,406          4.57
                                                         ------          ----               ------          ----
     Total real estate loans                            441,992         85.22              406,345         86.75
                                                        -------         -----              -------         -----
Consumer loans:
   Boats                                                  6,368          1.23                7,814          1.67
   Home equity and second mortgage                       42,288          8.15               29,578          6.31
   Mobile homes                                             100           .02                  137          0.03
   Other                                                  6,565          1.27                6,606          1.41
                                                          -----          ----                -----          ----
     Total consumer loans                                55,321         10.67               44,135          9.42
                                                         ------         -----               ------          ----
Commercial business loans                                21,319          4.11               17,922          3.83
                                                         ------          ----               ------          ----
     Total loans                                        518,632        100.00%             468,402        100.00%
                                                        -------        ======              -------        ======

   Allowance for loan losses                              3,792                              3,806
   Loans in process                                      32,636                             42,309
   Unearned discounts, premiums, and loan fees, net        (643)                                68
                                                           ----                                 --
                                                         35,785                             46,183
                                                         ------                             ------
Total loans, net                                      $ 482,847                         $  422,219
                                                      =========                         ==========

    The following table sets forth information about originations, purchases, sales, and principal reductions for the Company's loans for the period indicated.

                                                            Nine Months Ended
                                                           September 30, 1997
                                                           ------------------
                                                         (Dollars in Thousands)
Loans originated:
   Real estate:
      Permanent:
         Residential 1- to 4-family                              $ 52,878
         Residential 5 or more fami                                   840
                                                                      ---
            Total                                                  53,718
                                                                   ------
      Commercial real estate                                        6,124
                                                                    -----
       Construction:
         Residential 1- to 4-family                                 7,892
         Residential 5 or more family                               1,872
         Nonresidential                                               836
                                                                      ---
            Total                                                  10,600
                                                                   ------
      Land acquisition:
         Consumer lots                                                333
         Acquisition and development                                3,419
                                                                    -----
            Total                                                   3,752
                                                                    -----
            Total real estate loans originated                     74,194
                                                                   ------
   Consumer:
      Home equity and second mortgage                              23,890
      Other                                                         4,656
                                                                    -----
            Total                                                  28,546
                                                                   ------
   Commercial business                                             23,831
                                                                   ------
            Total loans originated                                126,571
                                                                  -------
Loans purchased                                                    73,395
                                                                   ------
            Total loans originated and purchased                  199,966
                                                                  -------
 Principal reductions:
   Repayments and other principal reductions                      117,041
   Real estate loans sold                                          31,261
                                                                   ------
            Total principal reductions                            148,302
                                                                  -------
Net increase in total loans                                      $ 51,664
                                                                 ========
Net increase in loans held for sale                              $  1,434
Net increase in gross loans held for investment                    50,230
                                                                   ------
                                                                 $ 51,664
                                                                 ========

Deposits
--------

    The balance of deposits increased from $499.0 million at December 31, 1996 to $509.5 million at September 30, 1997. Noninterest-bearing deposits increased from $46.2 million at December 31, 1996 to $54.2 million at September 30, 1997. Also during this period, certificates of deposit increased from $329.7 million at December 31, 1996, to $334.7 million at September 30, 1997. The increase in certificates of deposit is primarily the result of a deposit promotion run during the second quarter of 1997.

Capital
-------

    The Company's and the Banks' capital ratios exceeded applicable regulatory requirements at September 30, 1997.

    In July 1997, the ESOP acquired 82,719 shares of the Company's stock. These shares are unallocated as of September 30, 1997.

Asset Quality
-------------

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

                                                                     September 30,               December 31,
                                                                            1997                       1996
                                                                            ----                       ----
                                                                                   (Dollars in Thousands)

Nonperforming loans:
   Real estate loans:
     Permanent residential 1- to 4-family
       Nonaccrual                                                        $  872                     $ 1,172
       Accruing loans 90 days or more past due                              328                         246
                                                                            ---                         ---
         Total                                                            1,200                       1,418
                                                                          -----                       -----
     Permanent residential 5 or more family
       Accruing loans 90 days or more past due                              167                           -
                                                                            ---                         ---
     Commercial real estate
       Nonaccrual                                                             -                         457
                                                                            ---                         ---
     Construction:
       Accruing loans 90 days or more past due                                -                         170
                                                                            ---                         ---
     Land acquisition and development
       Nonaccrual                                                           200                         200
                                                                            ---                         ---

   Consumer loans:
     Mobile homes (nonaccrual)                                               62                          83
     Credit cards (accruing loans 90 days or
       more past due)                                                         2                           9
     Other (nonaccrual)                                                      27                          17
                                                                             --                          --
       Total                                                                 91                         109
                                                                             --                         ---
   Commercial business loans:
     Nonaccrual                                                             225                         483
     Accruing loans 90 days or more past due                                  6                           -
                                                                            ---                         ---
                                                                            231                         483
                                                                            ---                         ---

Total nonperforming loans:
   Nonaccrual                                                             1,386                       2,412
   Accruing loans 90 or more days past due                                  503                         425
                                                                            ---                         ---
       Total                                                              1,889                       2,837
Real estate owned, net                                                    1,487                       2,769
Other repossessed assets, net                                               292                          55
                                                                            ---                          --
   Total nonperforming assets, net                                       $3,668                     $ 5,661
                                                                         ======                     =======
   Total nonperforming assets, net, to total assets                         .52%                        .80%
                                                                            ===                         ===

   The decrease in nonperforming assets from December 31, 1996 to September 30, 1997 of $2.0 million related primarily to a net decrease in nonaccrual loans of $1.0 million and a net decrease in real estate owned of $1.3 million, which offset an increase in accruing loans 90 or more days past due of $78,000 and other repossessed assets of $237,000.

   Allowance for Loan Losses. The following table sets forth activity of the allowance for loan losses for the periods indicated.
                                            Nine months ended September 30,
                                            -------------------------------
                                           1997                        1996
                                           ----                        ----
                                               (Dollars in Thousands)

Balance at beginning of period          $ 3,806                     $ 3,696
Provision for loan losses                   450                         256
Losses charged to allowance               (571)                       (399)
Recovery of prior losses                    107                         446
                                            ---                         ---
Balance at end of period                $ 3,792                     $ 3,999
                                        =======                     =======

    The Company's provision for loan losses increased to $450,000 for the nine months ended September 30, 1997 as compared to $256,000 in the same period in 1996. At September 30, 1997, the Company's coverage ratio was 200.0% based on a total allowance for loan losses of $3.8 million and total nonperforming loans of $1.9 million. This compares to a coverage ratio of 132.9% at September 30, 1996.

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




                                                    For the Three Months                 For the Three Months
                                                            Ended                                Ended
                                                     September 30, 1997                   September 30, 1996
                                                     ------------------                   ------------------

                                                Average               Yield/         Average               Yield/
                                                Balance   Interest     Cost          Balance   Interest     Cost
                                                -------   --------     ----          -------   --------     ----
                                                                     (Dollars in thousands)

Interest-earning assets:
     Loans (1)                               $  487,000    $ 9,882      8.12%      $  363,986   $  7,859      8.64%
     Mortgage-backed certificates               112,393      2,005      7.13          194,063      3,269      6.74
     U.S. Treasury and other U.S.
        Government agency securities             43,936        683      6.22           53,285        850      6.38
     Federal funds sold                           8,560        119      5.56            7,259         97      5.35
     Federal Home Loan Bank and
        Federal Reserve Bank stock                9,253        169      7.31           10,014        181      7.23
                                                  -----        ---                     ------        ---
        Total interest-earning assets           661,142     12,858      7.78          628,607     12,256      7.80
                                                -------     ------                    -------     ------

Noninterest-earning assets:
     REO                                          1,586                                 2,402
     Other                                       38,219                                37,149
                                                 ------                                ------
        Total noninterest-earning assets         39,805                                39,551
                                                 ------                                ------
             Total assets                    $  700,947                            $  668,158
                                             ==========                            ==========

Interest-bearing liabilities:
     Passbook and statement savings          $   44,116        377      3.42%      $   45,536        391      3.43%
     Checking accounts                           28,939        149      2.06           27,035        165      2.44
     Money market deposit accounts               47,981        402      3.35           42,031        336      3.20
     Certificates of deposit                    336,156      4,487      5.34          274,148      3,645      5.32
                                                -------      -----                    -------      -----
        Total interest-bearing deposits         457,192      5,415      4.74          388,750      4,537      4.67
                                                -------      -----                    -------      -----
     Advances from the Federal Home
        Loan Bank                               131,978      1,894      5.74          181,087      2,518      5.56
     Securities sold under agreements
        to repurchase                             9,734        116      4.77            6,960         75      4.31
     Other borrowings                             1,893         36      7.61              237          5      8.44
                                                  -----         --                        ---          -
        Total borrowings                        143,605      2,046      5.70          188,284      2,598      5.52
                                                -------      -----                    -------      -----
        Total interest-bearing liabilities      600,797      7,461      4.97          577,034      7,135      4.95
                                                -------      -----                    -------      -----

Noninterest-bearing liabilities:
     Deposits                                    45,883                                39,336
     Other liabilities                            4,185                                 3,672
                                                  -----                                 -----
        Total noninterest-bearing liabilities    50,068                                43,008
                                                 ------                                ------
             Total liabilities                  650,865                               620,042

Stockholders' equity                             50,082                                48,116
                                                 ------                                ------
Total liabilities and stockholders' equity   $  700,947                            $  668,158
                                             ==========                            ==========

Net interest income/interest rate spread                   $ 5,397      2.81%                   $  5,121      2.85%
                                                           =======      ====                    ========      ====

Net interest position/net interest margin    $   60,345                 3.27%      $   51,573                 3.26%
                                             ==========                 ====       ==========                 ====

Ratio of average interest-earning assets to
     average interest-bearing liabilities        110.04%                               108.94%
                                                 ======                                ======



(1) Includes nonaccrual loans and loans held for sale.

                                       12




                                                     For the Nine Months                  For the Nine Months
                                                            Ended                                Ended
                                                     September 30, 1997                   September 30, 1996
                                                     ------------------                   ------------------

                                                Average               Yield/         Average               Yield/
                                                Balance   Interest     Cost          Balance   Interest     Cost
                                                -------   --------     ----          -------   --------     ----
                                                                     (Dollars in thousands)

Interest-earning assets:
     Loans (1)                               $  464,181   $ 28,260      8.12%      $  335,603  $  21,880      8.69%
     Mortgage-backed certificates               134,392      7,013      6.96          204,506     10,208      6.66
     U.S. Treasury and other U.S.
        Government agency securities             44,791      2,108      6.28           60,102      2,916      6.47
     Federal funds sold                           7,386        305      5.51            7,267        289      5.30
     Federal Home Loan Bank and
        Federal Reserve Bank stock                9,029        488      7.21            9,385        506      7.19
                                                  -----        ---                      -----        ---
        Total interest-earning assets           659,779     38,174      7.71          616,863     35,799      7.74
                                                -------     ------                    -------     ------

Noninterest-earning assets:
     REO                                          1,927                                 1,908
     Other                                       38,781                                37,648
                                                 ------                                ------
        Total noninterest-earning assets         40,708                                39,556
                                                 ------                                ------
             Total assets                    $  700,487                            $  656,419
                                             ==========                            ==========

Interest-bearing liabilities:
     Passbook and statement savings          $   45,560      1,154      3.38%      $   45,033      1,148      3.40%
     Checking accounts                           29,014        451      2.07           26,590        508      2.55
     Money market deposit accounts               46,341      1,147      3.30           41,974      1,010      3.21
     Certificates of deposit                    328,889     12,860      5.21          281,166     11,343      5.38
                                                -------     ------                    -------     ------
        Total interest-bearing deposits         449,804     15,612      4.63          394,763     14,009      4.73
                                                -------     ------                    -------     ------
     Advances from the Federal Home
        Loan Bank                               145,882      6,117      5.59          162,943      6,651      5.44
     Securities sold under agreements
        to repurchase                             8,761        301      4.58            9,230        327      4.72
     Other borrowings                               638         37      7.73              372         21      7.53
                                                    ---         --                        ---         --
        Total borrowings                        155,281      6,455      5.54          172,545      6,999      5.41
                                                -------      -----                    -------      -----
        Total interest-bearing liabilities      605,085     22,067      4.86          567,308     21,008      4.94
                                                -------     ------                    -------     ------

Noninterest-bearing liabilities:
     Deposits                                    41,515                                37,532
     Other liabilities                            3,789                                 4,203
                                                  -----                                 -----
        Total noninterest-bearing liabilities    45,304                                41,735
                                                 ------                                ------
             Total liabilities                  650,389                               609,043

Stockholders' equity                             50,098                                47,376
                                                 ------                                ------
Total liabilities and stockholders' equity   $  700,487                            $  656,419
                                             ==========                            ==========

Net interest income/interest rate spread                  $ 16,107      2.85%                  $  14,791      2.80%
                                                          ========      ====                   =========      ====

Net interest position/net interest margin    $   54,694                 3.26%      $   49,555                 3.20%
                                             ==========                 ====       ==========                 ====

Ratio of average interest-earning assets to
     average interest-bearing liabilities        109.04%                           108.74%
                                                 ======                            ======


(1) Includes nonaccrual loans and loans held for sale.

Comparison  of  Operating  Results  for  the Three  Months  Ended
September 30, 1997 and September 30, 1996.
------------------------------------------

General
-------

     The Company's pre-tax income for the three months ended September 30, 1997 was $2.6 million compared to a pre-tax loss of $277,000 during the same period in the prior year. This increase in income is largely attributable to a $2.4 million decrease in other expenses resulting primarily from the 1996 $2.3 million special assessment charged to the Company in connection with the federal legislation to recapitalize the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation. The Company also had an increase in net interest income of $276,000, an increase in other income of $323,000 and a $49,000 increase in provision for loan losses.

Net Interest Income
-------------------

     The Company's net interest income before provision for loan losses increased by $276,000, or 5.4%, for the quarter ended September 30, 1997 as compared to that of the previous year. This increase resulted primarily from a $602,000 increase in interest income which exceeded a $326,000 increase in interest expense. The increase in interest income was primarily attributable to an increase in the average balance of loans. The increase in interest expense was primarily due to an increase in the average balance of certificates of deposits.

     Interest on the Company's portfolio of mortgage-backed certificates decreased by approximately $1.3 million from $3.3 million for the quarter ended September 30, 1996 to $2.0 million for the comparable 1997 period. This decrease resulted from an $81.7 million decrease in the average balance of the portfolio offset by an increase in the average yield of the portfolio from 6.74% in the quarter ended September 30, 1996, to 7.13% in the comparable 1997 period. The decrease in the average balance of mortgage-backed certificates was due to sales and repayments.

     Interest and fees on loans increased by $2.0 million in the quarter ended September 30, 1997, compared to the comparable 1996 period. This increase was primarily attributable to a $123.0 million increase in the average balance of loans. The yield on the Company's loan portfolio decreased from 8.64% in the quarter ended September 30, 1996, to 8.12% in the comparable 1997 period primarily as a result of purchased loans outside the market area with lower yields being added to the loan portfolio.

     Interest on investment securities for the quarter ended September 30, 1997, decreased by $167,000 compared to the same period in 1996 primarily due to a $9.3 million decrease in the average balance of investment securities.

     Interest on deposits increased by $878,000 in the quarter ended September 30, 1997 compared to the comparable 1996 period. This increase was primarily attributable to a $62.0 million increase in the average balance of certificates of deposit in the quarter ended September 30, 1997, compared to the comparable 1996 period. During September 1996, the Company assumed $62.8 million of deposits from Essex Savings Bank, FSB ("Essex"). Interest on borrowings decreased by $552,000 primarily due to a $49.1 million decrease in the average balance of advances from the Federal Home Loan Bank.

     The Company's net interest margin was 3.27% for the quarter ended September 30, 1997 and 3.26% for the quarter ended September 30, 1996. The Company's calculations of interest rate spread and net interest rate margin include nonaccrual loans as interest-earning assets.

Provision for Loan Losses
-------------------------

     The Company's provision for loan losses increased by $49,000 to $150,000 for the three months ended September 30, 1997, compared to the same period in 1996. Net loan losses charged to the allowance during the quarter ended September 30, 1997 were $68,000 compared to $128,000 of net recoveries of prior losses in the comparable 1996 period.

Other Income
------------

     Total other income increased from $1.1 million in the quarter ended September 30, 1996 to $1.4 million in the comparable 1997 period.

     Deposit fees increased by $155,000, or 42.3%, primarily as the result of increases in usage fees from the Company's automated teller network which increased by $115,000. Merchant processing fees increased by $214,000, and discounts related to the purchase of accounts receivable through the Business Manager program at Princess Anne increased by $81,000. Gains on sales of loans increased by $50,000. These increases were offset by a $123,000 reduction in commercial mortgage brokerage fees. These fees often fluctuate from quarter to quarter depending on the level of loans placed with others.

Other Expenses
--------------

     Total other expenses decreased by $2.4 million for the quarter ended September 30, 1997 compared to the comparable 1996 period. During the third quarter of 1996, the Company incurred a special one-time assessment of $2.3 million charged to the Company in connection with the federal legislation to recapitalize the SAIF.

     Salaries and employee benefits decreased by $124,000, or 6.3%, compared to the same period in 1996, due, in part, to lower commissions as a result of the decrease in commercial mortgage brokerage activity in the third quarter of 1997. Merchant processing expenses increased by $189,000 due to increases in volume, and intangible amortization increased by $60,000 associated with the Essex branch purchase and deposit assumption which occurred in September 1996. Professional fees decreased by $83,000 during the third quarter of 1997 compared to the third quarter of 1996 primarily as a result of a recovery of legal costs relating to previous problem assets.

Comparison of Operating Results for the Nine Months Ended September 30, 1997 and September 30, 1996.
-------------------

General
-------

     The Company's pre-tax income for the nine months ended September 30, 1997 was $6.7 million compared to $3.5 million during the same period in the prior year. This increase is attributable to a $1.3 million decrease in other expenses which includes $405,000 of expenses related to the Company's proxy contest and other matters in 1997 and $2.3 million of expense associated with the special one-time SAIF assessment in 1996, a $776,000 increase in other income, and a $1.3 million increase in net interest income, the effects of which more than offset a $194,000 increase in provision for loan losses.

Net Interest Income
-------------------

     The Company's net interest income before provision for loan losses increased by $1.3 million, or 8.9%, for the nine months ended September 30, 1997, as compared to that of the previous year. This increase resulted primarily from a $2.4 million increase in interest income, which exceeded a $1.1 million increase in interest expense. The increase in interest income was primarily attributable to an increase in the average balance on loans. The increase in interest expense was primarily due to an increase in the average balance of certificates of deposit.

     Interest on the Company's portfolio of mortgage-backed certificates decreased by approximately $3.2 million from $10.2 million for the nine months ended September 30, 1996, to $7.0 million for the comparable 1997 period. This decrease resulted from a $70.1 million decrease in the average balance of the portfolio, offset by an increase in the average yield of the portfolio from 6.66% in the nine months ended September 30, 1996, to 6.96% in the comparable 1997 period. The decrease in the average balance of mortgage-backed certificates was due to sales and repayments.

     Interest and fees on loans increased by $6.4 million in the nine months ended September 30, 1997 compared to the comparable 1996 period. This increase was attributable to a $128.6 million increase in the average balance of loans. The yield on the Company's loan portfolio decreased from 8.69% in the nine months ended September 30, 1996, to 8.12% in the comparable 1997 period primarily as a result of purchased loans with lower yields being added to the loan portfolio.

     Interest on investment securities for the nine months ended September 30, 1997 decreased by $808,000 compared to the same period in 1996 primarily due to a $15.3 million decrease in the average balance of investment securities.

     Interest on deposits increased by $1.6 million in the nine months ended September 30, 1997, compared to the comparable 1996 period. This increase was primarily attributable to a $47.7 million increase in the average balance of certificates of deposit in the nine months ended September 30, 1997, compared to the comparable 1996 period, offset by a decrease in the average cost of certificates of deposit from 5.38% in the nine months ended September 30, 1996, to 5.21% in the comparable 1997 period. In September 1996, the Company assumed $62.8 million of deposits from

Essex. Interest on borrowings decreased by $544,000 primarily due to a $17.1 million decrease in the average balance of advances from the Federal Home Loan Bank.

     The Company's net interest margin increased from 3.20% for the nine months ended September 30, 1996, to 3.26% for the nine months ended September 30, 1997. This increase was the result of an increase in the Company's interest rate spread from 2.80% in the nine months ended September 30, 1996, to 2.85% in the comparable 1997 period. The Company's calculations of interest rate spread and net interest rate margin include nonaccrual loans as interest-earning assets.

Provision for Loan Losses
-------------------------

     The Company's provision for loan losses increased by $194,000 to $450,000 for the nine months ended September 30, 1997, compared to the same period in 1996. Net loan losses charged to the allowance during the nine months ended September 30, 1997, were $464,000 compared to $47,000 of net recoveries of prior losses in the comparable 1996 period.

Other Income
------------

     Total other income increased from $2.9 million in the nine months ended September 30, 1996 to $3.7 million in the comparable 1997 period.

     Deposit fees increased by $512,000, primarily as the result of increases in usage fees from the Company's automated teller network of $319,000 and increases in checking account fees of $155,000. Merchant processing fees increased by $452,000, and discounts related to the purchase of accounts receivable through the Business Manager program at Princess Anne increased by $162,000. These increases were offset by a reduction of $96,000 in the gains on sales of loans and a $249,000 reduction in commercial mortgage brokerage fees. Income from these two areas of the Company's operations often fluctuates depending on the level of loans sold to or placed with others.

Other Expenses
--------------

     Total other expenses decreased by $1.3 million for the nine months ended September 30, 1997 compared to the comparable 1996 period. The nine months ended September 30, 1997 includes $405,000 of expenses relating to the Company's proxy contest and other matters. These expenses resulted from proxy solicitation expenses and from legal and other expenses related to investigations of possible violations of banking and securities laws by entities outside the Company. The nine months ended September 30, 1996 includes a special one-time assessment of $2.3 million charged to the Company in connection with the federal legislation to recapitalize the SAIF.

     Salaries and employee benefits increased by $88,000, or 1.52%, partially related to the expansion of the retail banking network. The expansion of the retail banking network was also partially responsible for increases of equipment, data processing and supply expense by $225,000 and net occupancy expense of premises by $121,000. Merchant processing expenses increased by $406,000 due to increases in volume and intangible amortization increased by $180,000 associated with the Essex branch purchase and deposit assumption which occurred in September 1996. Expenses associated with real estate owned increased by $142,000. Professional fees decreased by $62,000 primarily as a result of a recovery of legal costs relating to previous problem assets.

Liquidity
---------

     The principal sources of funds for the Company for the nine months ended September 30, 1997 included $987.0 million in proceeds from FHLB advances, $38.3 million in principal repayments of securities available for sale, $26.7 million in proceeds from sales of securities available for sale, $30.9 million in proceeds from the sale of loans, and $14.5 million from proceeds from maturities and calls of securities available for sale. Funds were used primarily to repay FHLB advances totaling $1.0 billion, to fund a $61.0 million net increase in loans held for investment, to fund purchases of securities available for sale totaling $12.1 million, and to originate loans held for sale of $32.0 million.

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

     CENIT Bank is required to maintain specific levels of liquid investments. Current regulations require CENIT Bank to maintain liquid assets, which include short-term assets such as cash, certain time deposits and bankers' acceptances, short-term U.S. Treasury obligations, and mortgage-backed certificates with final maturities of five years or less, as well as certain long-term assets, equal to not less than 5.0% of its net withdrawable accounts plus short-term borrowings. CENIT Bank has generally maintained regulatory liquidity in excess of its required levels. CENIT Bank's liquidity ratio was 8.9% and 9.5% at September 30, 1997 and December 31, 1996, respectively.


PART II - OTHER INFORMATION


Item 1 - Legal Proceedings - Inapplicable
--------------------------


Item 2 - Changes in Securities - Inapplicable
------------------------------


Item 3 - Defaults Upon Senior Securities - Inapplicable
----------------------------------------


Item 4 - Submission of Matters to a Vote of Security Holders - None
------------------------------------------------------------


Item 5 - Other Information - None
--------------------------


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

     Exhibits - 3.4
     Bylaws of CENIT Bancorp, Inc.

                                   SIGNATURES
                                   ----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          CENIT BANCORP, INC.




DATE: November  3, 1997                   /S/ Michael S. Ives
                                          Michael S. Ives
                                          President and Chief Executive Officer



DATE: November  3, 1997                   /S/ John O. Guthrie
                                          John O. Guthrie
                                          Senior Vice President and
                                          Chief Financial Officer