Form 10-K
period 1997-12-31
CENIT BANCORP INC
filed 1998-03-31
CIK 877834

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[ X ] Annual Report  Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

For the fiscal year ended December 31, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from _______________ to _______________.

Commission file number 0-20378

                              CENIT BANCORP, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                     54-1592546
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)            (I.R.S. Employe

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Based on the closing price of $71.25 of the registrant's common stock on February 27, 1998, as reported on the Nasdaq Stock Market under the symbol "CNIT," the aggregate market value of the voting stock held by non-affiliates of the registrant was $98,482,605. Solely for purposes of this calculation, all executive officers and directors of the registrant are considered to be affiliates. Also included are certain shares held by various employee benefit plans.

The number of shares of the registrant's common stock outstanding as of February 27, 1998 was 1,659,107.

DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's Definitive Proxy Statement for its 1998 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Rule G(3) of the General Instructions for Form 10-K. Information from such Definitive Proxy Statement is hereby incorporated by reference into
Part III, Items 10,11, 12 and 13 hereof.

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

     On September 26, 1996 and November 7, 1996, CENIT Bank assumed the deposits of five Essex Savings Bank, FSB ("Essex") branches pursuant to a Branch Purchase and Deposit Assumption Agreement dated July 2, 1996. As part of these transactions, CENIT Bank assumed approximately $68.1 million of deposits, acquired certain other assets and liabilities, and received approximately $65.5 million of cash. See Note 3 of the Notes to Consolidated 1997 Financial Statements filed with this report.

     On August 1, 1995, the Company and Princess Anne Bank ("Princess Anne"), a Virginia commercial bank, became affiliated pursuant to a definitive agreement entered into in November 1994. Under the terms of the agreement, Princess Anne's shareholders received 0.3364 shares of CENIT Bancorp common stock for each share of Princess Anne common stock. This resulted in the issuance of 353,779 shares of CENIT Bancorp common stock. This combination was accounted for as a pooling of interests. As part of this transaction, effective August 1, 1995, Princess Anne began operating as a wholly-owned subsidiary of the Company. At August 1, 1995, Princess Anne reported total assets of $94.1 million and stockholders' equity of $6.9 million. Effective February 6, 1998, Princess Anne changed its name to CENIT Bank. In this report, however, that bank continues to be referred to as Princess Anne. See Note 2 of the Notes to Consolidated Financial Statements filed with this report.

     As a result of the Princess Anne merger, the Company became a bank holding company subject to the Bank Holding Company Act of 1956 (the "BHCA"), as amended, and became subject to regulation by the Federal Reserve Board (the
"Federal Reserve"). The BHCA generally limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity which is so closely related to banking or to managing or controlling banks as to be a proper incident thereto. See "Regulation and Supervision--Regulation of the Company--Bank Holding Company Regulations." Currently the Company does not transact any material business other than through its two subsidiaries, CENIT Bank and Princess Anne (the "Banks"). Throughout this report, the combined operations, policies, and practices of the Banks are often referred to as the operations, policies and practices of the Company.

     On March 24, 25, and 26, 1998, the Boards of Directors of CENIT Bank and Princess Anne, as well as the Board of Directors of the Company, as the sole shareholder of the Banks, voted to merge Princess Anne into CENIT Bank. Following the merger, which is expected to be completed during the second quarter of 1998, the Company will cease to be regulated by the Federal Reserve, and will be a registered savings and loan holding company regulated pursuant to the Homeowner's Loan Act, as amended (the "HOLA"). As such, the Company will be subject to OTS regulation, examination, supervision and reporting requirements. See "Regulation and Supervision--Regulation of the Company--General."

     The Company currently conducts its business from its corporate headquarters in Norfolk, Virginia, and through twenty retail offices and two mortgage origination offices located in southeastern Virginia. At December 31, 1997, the Company had total deposits of $507.7 million. CENIT Bank's deposits are insured up to the maximum allowable amount by the Federal Deposit Insurance Corporation (the "FDIC") through the Savings Association Insurance Fund ("SAIF"). CENIT Bank is regulated by the Office of Thrift Supervision (the "OTS"). Princess Anne's deposits are insured up to the maximum allowable amount by the FDIC through the Bank Insurance Fund ("BIF") and the SAIF. Princess Anne is regulated principally at the federal level by the Federal Reserve Board and at the state level by the Virginia State Corporation Commission (the "SCC"). The Banks are members of the Federal Home Loan Bank of Atlanta (the "FHLB-Atlanta") and are also regulated by the FDIC. The Banks are further subject to regulations of the Board of

Governors of the Federal Reserve Board concerning reserves required to be maintained against deposits and certain other matters. The Company is also regulated by the Securities and Exchange Commission (the "SEC").

     At December 31, 1997, the Company had total assets of $718.1 million and total stockholders' equity of $49.9 million. The Company's office is located at the corporate headquarters of CENIT Bank at 225 West Olney Road, Norfolk, Virginia, 23510. The telephone number is (757) 446-6600.

Market Area

     The Company is located in the Norfolk-Virginia Beach-Newport News Metropolitan Statistical Area ("MSA"), which extends approximately 65 miles from Williamsburg, Virginia to Virginia Beach, Virginia, and Currituck County, North Carolina. This MSA is the 27th largest MSA in the United States and the fourth largest MSA in the southeastern United States with a population in 1993 of approximately 1.5 million persons. The Company's principal market within this region is the Hampton Roads area, which is composed of the cities of Norfolk, Portsmouth, Virginia Beach, Chesapeake, Suffolk, Hampton, and Newport News. The Company has its corporate headquarters in Norfolk, Virginia and the Banks currently have a total of twenty retail offices and twenty automated teller machines located in the cities of Norfolk, Portsmouth, Virginia Beach, Chesapeake, Hampton, Newport News and in York County, Virginia. In addition, the Company has a mortgage loan origination office located in the city of Chesapeake. One of the Company's York County retail offices also includes a mortgage loan origination office.

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

Competition

     The Company faces significant competition both in making loans and in attracting deposits. The Company's competition for loans comes from commercial banks, savings banks, mortgage banking subsidiaries of regional commercial banks, national mortgage bankers, insurance companies, and other institutional lenders. The Company's most direct competition for deposits has historically come from savings banks, commercial banks, credit unions and other financial institutions. Based upon total combined assets at December 31, 1997, the Banks together constitute the second largest bank or thrift institution with their parent company headquartered in their MSA. The Company may face an increase in competition as a result of the continuing reduction in the restrictions on the interstate operations of financial institutions. The Company also faces competition for deposits from short-term money market mutual funds and other corporate and government securities funds.

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


                                                                             Year ended December 31,
                                                        1995                          1996                           1997
                                            Average               Yield/    Average             Yield/   Average              Yield/
                                            Balance    Interest   Cost      Balance  Interest   Cost     Balance    Interest  Cost
                                                                              (Dollars in Thousands)
Interest-earning assets:
   Loans (1)                                 $324,316  $28,907   8.91%     $352,153  $30,243    8.59%    $470,594   $38,220   8.12%
   Mortgage-backed certificates               181,154   11,406   6.30       197,562   13,224    6.69      124,761     8,685   6.96
   U.S. Treasury and other U.S.
      Government agency securities             64,640    4,046   6.26        56,826    3,657    6.44       44,399     2,775   6.25
   Federal funds sold                          11,384      653   5.74         7,618      405    5.32        8,109       450   5.55
   Federal Home Loan Bank and
      Federal Reserve Bank stock                7,091      515   7.26         8,913      642    7.20        8,959       646   7.21
                                                -----      ---                -----      ---                -----       ---
      Total interest-earning assets           588,585   45,527   7.73       623,072   48,171    7.73      656,822    50,776   7.73
                                              -------   ------              -------   ------              -------    ------
Noninterest-earning assets:
   REO                                          2,879                         2,015                         1,794
   Other                                       24,062                        38,178                        38,874
                                               ------                        ------                        ------
      Total noninterest-earning assets         26,941                        40,193                        40,668
                                               ------                        ------                        ------
        Total assets                         $615,526                      $663,265                      $697,490
                                             ========                      ========                      ========
Interest-bearing liabilities:
   Passbook and statement savings            $ 44,758    1,561   3.49      $ 45,816    1,558    3.40     $ 45,050     1,522   3.38
   Checking accounts                           28,151      767   2.72        26,951      677    2.51       29,167       602   2.06
   Money market deposit accounts               43,847    1,506   3.43        43,057    1,398    3.25       46,790     1,566   3.35
   Certificates of deposit                    287,042   15,548   5.42       293,336   15,607    5.32      329,477    17,282   5.25
                                              -------   ------              -------   ------              -------    ------
      Total interest-bearing deposits         403,798   19,382   4.80       409,160   19,240    4.70      450,484    20,972   4.66

   Advances from the Federal Home
      Loan Bank                               128,499    7,910   6.16       154,854    8,423    5.44      140,077     7,819   5.58
   Other borrowings                               817       62   7.59           295       22    7.46        1,461       110   7.53
   Securities sold under agreements
      to repurchase                             2,543      122   4.80         8,616      402    4.67        8,893       409   4.60
                                                -----      ---                -----      ---                -----       ---
      Total interest-bearing liabilities      535,657   27,476   5.13       572,925   28,087    4.90      600,915    29,310   4.88
                                              -------   ------              -------   ------              -------    ------
Noninterest-bearing liabilities:
   Deposits                                    31,308                        38,133                        42,725
   Other liabilities                            4,182                         4,477                         3,832
                                                -----                         -----                         -----
      Total noninterest-bearing liabilities    35,490                        42,610                        46,557
                                               ------                        ------                        ------
        Total liabilities                     571,147                       615,535                       647,472
Stockholders' equity                           44,379                        47,730                        50,018
                                               ------                        ------                        ------
Total liabilities and stockholders' equity   $615,526                      $663,265                      $697,490
                                             ========                      ========                      ========

Net interest income/interest rate spread               $18,051   2.60%               $20,084    2.83%               $21,466   2.85%
                                                       =======   ====                =======    ====                =======   ====
Net interest position/net interest margin    $ 52,928            3.07%     $ 50,147             3.22%    $ 55,907             3.27%
                                             ========            ====      ========             ====     ========             ====
Ratio of average interest-earning assets to
   average interest-bearing liabilities        109.88%                       108.75%                       109.30%
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



                                                                             Year ended December 31,
                                                     --------------------------------------------------------------------------
                                                               1995 vs. 1996                            1996 vs. 1997
                                                     -------------------------------         ----------------------------------
                                                            Increase (decrease)                      Increase (decrease)
                                                                  due to                                   due to
                                                     -------------------------------         ----------------------------------
                                                     Volume        Rate          Net         Volume          Rate         Net
                                                     ------        ----          ---         ------          ----         ---
                                                                                 (Dollars in Thousands)
Interest Income:
   Loans (1)                                         $ 2,417     $(1,081)    $ 1,336         $9,697        $(1,720)    $ 7,977
   Mortgage-backed certificates                        1,072         746       1,818         (5,049)           510      (4,539)
   U.S. Treasury and other U.S.
     Government agency securities                       (500)        111        (389)          (779)          (103)       (882)
   Federal funds sold                                   (203)        (45)       (248)            27             18          45
   Federal Home Loan Bank and
     Federal Reserve Bank stock                          131          (4)        127              4              -           4
                                                         ---          --         ---              -                          -

     Total interest income                             2,917        (273)      2,644          3,900         (1,295)      2,605
                                                       -----        ----       -----          -----         ------       -----

Interest Expense:
   Passbook and statement savings                         36         (39)         (3)           (26)           (10)        (36)
   Checking accounts                                     (32)        (58)        (90)            53           (128)        (75)
   Money market deposit accounts                         (28)        (80)       (108)           124             44         168
   Certificates of deposit                               338        (279)         59          1,900           (225)      1,675
   Advances from the Federal Home Loan Bank            1,502        (989)        513           (820)           216        (604)
   Other borrowings                                      (39)         (1)        (40)            88              -          88
   Securities sold under agreements to
     repurchase                                          283          (3)        280             13             (6)          7
                                                         ---          --         ---             --             --           -

     Total interest expense                            2,060      (1,449)        611          1,332           (109)      1,223
                                                       -----      ------         ---          -----           ----       -----

     Net interest income                             $   857     $ 1,176     $ 2,033         $2,568        $(1,186)    $ 1,382
                                                     =======     =======     =======         ======        =======     =======


___________________________
(1)  Includes nonaccrual loans and loans held for sale.

Interest Rate Risk Management

     For discussion, See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Risk Management."

Lending Activities

     General. The Company engages in a wide range of lending activities, which include the origination, primarily in its market area, of one to four-family and multi-family residential mortgage loans, commercial real estate loans, construction loans, land acquisition and development loans, consumer loans, and commercial business loans and the bulk purchase of residential loans outside its market area. At December 31, 1997, the Company's total gross loans held for investment in all categories equaled $531.6 million.

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


                                                                              At December 31,
                                          --------------------------------------------------------------------------------------
                                               1993              1994             1995              1996             1997
                                          ----------------  --------------   ----------------  ---------------  ----------------
                                          Amount   Percent  Amount  Percent  Amount   Percent  Amount  Percent  Amount   Percent
                                          ----------------  ---------------  ----------------  ---------------  ----------------
                                                                            (Dollars in Thousands)
Real estate loans:
   Residential permanent 1- to 4-family:
     Adjustable rate                      $ 56,658  19.79%  $91,657  26.28%  $ 98,093  27.44%  $157,542 33.63%  $213,682  40.20%
     Fixed rate
       Conventional                         37,291  13.03    48,241  13.83     47,633  13.32    98,952  21.12     89,356  16.81
       Guaranteed by VA or insured by FHA    9,932   3.47     8,594   2.46      7,691   2.15     7,004   1.50      5,487   1.03
                                             -----   ----     -----   ----      -----   ----     -----   ----      -----   ----
     Total permanent 1- to 4-family        103,881  36.29   148,492  42.57    153,417  42.91   263,498  56.25    308,525  58.04
                     -     -               -------  -----   -------  -----    -------  -----   -------  -----    -------  -----
   Residential permanent 5 or more family   10,678   3.73    11,043   3.16      9,343   2.61     7,100   1.52      6,374   1.20
                         -                  ------   ----    ------   ----      -----   ----     -----   ----      -----   ----
     Total permanent residential loans     114,559  40.02   159,535  45.73    162,760  45.52   270,598  57.77    314,899  59.24
                                           -------  -----   -------  -----    -------  -----   -------  -----    -------  -----
   Commercial real estate loans:
     Hotels                                  9,059   3.17     6,303   1.81      9,652   2.70     9,651   2.06     10,240   1.93
     Office and warehouse facilities        25,224   8.81    27,153   7.78     30,483   8.52    27,178   5.80     26,710   5.02
     Retail facilities                      15,278   5.34    16,987   4.87     17,450   4.88    18,181   3.88     18,249   3.43
     Other                                     581   0.20     1,983   0.57      5,459   1.53     3,304   0.71      2,714   0.51
                                               ---   ----     -----   ----      -----   ----     -----   ----      -----   ----
     Total commercial real estate loans     50,142  17.52    52,426  15.03     63,044  17.63    58,314  12.45     57,913  10.89
                                            ------  -----    ------  -----     ------  -----    ------  -----     ------  -----
   Construction loans:
     Residential 1- to 4-family             35,327  12.34    53,900  15.45     51,637  14.44    43,807   9.35     44,208   8.32
     Residential 5 or more family            1,475   0.52     2,234   0.64      4,224   1.18     8,855   1.89     12,784   2.40
     Nonresidential                          1,125   0.39        50   0.02         50   0.02     3,365   0.72      1,420   0.27
                                             -----   ----        --   ----         --   ----     -----   ----      -----   ----
     Total construction loans               37,927  13.25    56,184  16.11     55,911  15.64    56,027  11.96     58,412  10.99
                                            ------  -----    ------  -----     ------  -----    ------  -----     ------  -----
   Land acquisition and development loans:
     Consumer lots                           8,707   3.04     5,906   1.69      5,646   1.58     5,396   1.15      4,573   0.86
     Acquisition and development             5,641   1.97    14,950   4.29     14,961   4.18    16,010   3.42     13,327   2.51
                                             -----   ----    ------   ----     ------   ----    ------   ----     ------   ----
     Total land acquisition and
       development loans                    14,348   5.01    20,856   5.98     20,607   5.76    21,406   4.57     17,900   3.37
                                            ------   ----    ------   ----     ------   ----    ------   ----     ------   ----
   Total real estate loans                 216,976  75.80   289,001  82.85    302,322  84.55   406,345  86.75    449,124  84.49
                                           -------  -----   -------  -----    -------  -----   -------  -----    -------  -----
Consumer loans:
   Boats                                    15,266   5.33    12,004   3.44      9,766   2.73     7,814   1.67      5,685   1.07
   Home equity and second mortgage          19,742   6.90    23,252   6.67     20,811   5.82    29,578   6.31     45,194   8.50
   Mobile homes                              8,011   2.80       392   0.11        206   0.06       137   0.03         95   0.02
   Other                                     7,449   2.60     7,052   2.02      5,211   1.46     6,606   1.41      7,250   1.36
                                             -----   ----     -----   ----      -----   ----     -----   ----      -----   ----
   Total consumer loans                     50,468  17.63    42,700  12.24     35,994  10.07    44,135   9.42     58,224  10.95
                                            ------  -----    ------  -----     ------  -----    ------   ----     ------  -----
Commercial business loans                   18,812   6.57    17,129   4.91     19,259   5.38    17,922   3.83     24,222   4.56
                                            ------   ----    ------   ----     ------   ----    ------   ----     ------   ----
   Total loans                             286,256  100.00% 348,830  100.00%  357,575 100.00%  468,402  100.00%  531,570 100.00%
                                           =======  ======  =======  ======   ======= ======   =======  ======   ======= ======
Less:

   Allowance for loan losses                 4,039            3,789             3,696            3,806             3,783
   Loans in process                         23,397           39,397            34,728           42,309            42,067
   Unearned discounts, premiums, and
     loan fees, net                            216               66               (43)              68              (767)
                                               ---               --               ---               --              ----
                                            27,652           43,252            38,381           46,183            45,083
                                            ------           ------            ------           ------            ------
Total loans, net                          $258,604          $305,578         $319,194          $422,219         $486,487
                                          ========          ========         ========          ========         ========

     Loan Maturities and Interest Rate Sensitivity. The following tables set forth the fixed-rate and adjustable-rate composition and the contractual maturities by general loan categories of the Company's loan portfolio at December 31, 1997. Loans shown in the table as including a "call" provision are fixed-rate loans that permit the Company to demand payment of the loan on one or more specified dates as set forth in the loan documents. Such loans are included in the category in which they first may be called by the Company. The amounts shown for each period do not take into account loan prepayments. The contractual maturities of the loans indicated in the following tables do not necessarily reflect the actual average life of loans in the Company's loan portfolio because of loan prepayments and other factors.


                                                                        Maturity in:
                                       ---------------------------------------------------------------------------
                                                     Over one    Over five    Over ten         Over
                                       One year      to five      to ten      to twenty       twenty
                                       or less        years        years        years          years        Total
                                       --------       ------      -------      --------        -----        -----
                                                                 (Dollars in Thousands)


Permanent 1- to 4-family               $12,787       $40,102     $41,671     $104,172       $109,793       $308,525

Permanent 5 or more family                 244         1,336       1,783        2,709            302          6,374

Commercial real estate                   5,103        14,121      16,297       20,571          1,821         57,913

Construction                            58,412             -           -            -              -         58,412

Land acquisition and development        13,833           654         699        1,729            985         17,900

Consumer                                10,242        22,606      12,036        8,533          4,807         58,224

Commercial business                     16,780         6,610         344          413             75         24,222
                                        ------         -----         ---          ---             --         ------

   Total                              $117,401       $85,429     $72,830     $138,127       $117,783       $531,570
                                      ========       =======     =======     ========       ========       ========




                                                          Maturity after December 31, 1998:
                                       ---------------------------------------------------------------------------
                                                               Floating
                                                                  or
                                           Fixed              Adjustable
                                           Rates                 Rates                 Calls                  Total
                                           -----              ----------               -----                  -----
                                                                   (Dollars in Thousands)

Permanent 1- to 4-family                  $65,728              $209,901               $20,109               $295,738

Permanent 5- or more family                  316                  3,476                 2,338                 6,130

Commercial real estate                     8,410                 23,983                20,417                52,810

Construction                                   -                      -                     -                     -

Land acquisition and development              98                     99                 3,870                 4,067

Consumer                                  17,399                 21,662                 8,921                47,982

Commercial business                        5,436                  2,006                     -                 7,442
                                           -----                  -----                                       -----

   Total                                  $97,387              $261,127               $55,655               $414,169
                                          =======              ========               =======               ========

     CENIT Bancorp Credit Policy. The Company's credit policy establishes minimum requirements for subsidiary banks' individual credit policies and provides for appropriate limitations on overall concentration of credit within the Company. The policy provides guidance in general credit policies, underwriting policies and risk management, credit approval, and administrative and problem asset management policies. The overall goal of the Company's credit policy is to ensure that loan growth is accompanied by acceptable asset quality with uniform and consistently applied approval, administration, and documentation practices and standards.

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

     In 1997, the Company purchased a total of approximately $78.9 million in residential mortgage loans which included $45.5 million of loans which were purchased on a bulk basis from three other financial institutions. The loans acquired on a bulk basis consisted of adjustable-rate residential mortgage loans secured by real estate located outside the Company's primary market area.

     The Company will continue to make bulk purchases of single family residential mortgage loans located outside its market area for investment, as needed, to supplement its origination of mortgage loans. In February 1998, the Company purchased $46.1 million of residential single-family mortgage loans secured by real estate located outside the Company's primary market area.

     The following table sets forth information about originations, purchases, sales, and principal reductions for the Company's loans for the years indicated:

                                                                                     Year ended December 31,
                                                                          --------------------------------------------
                                                                          1995                1996               1997
                                                                          ----                ----               ----
                                                                                     (Dollars in Thousands)
Loans originated:
   Real estate:
     Permanent:
        Residential 1- to 4-family                                        $51,500           $ 73,949           $ 71,802
        Residential 5 or more family                                        1,588                  -                840
                                                                            -----                                   ---
          Total                                                            53,088             73,949             72,642
                                                                           ------             ------             ------
     Commercial real estate                                                14,938              5,622              8,450
                                                                           ------              -----              -----
     Construction:
        Residential 1- to 4-family                                         19,984             17,938             14,200
        Residential 5 or more family                                        2,000              4,094              2,772
        Nonresidential                                                          -              3,487              1,249
                                                                           ------              -----              -----
          Total                                                            21,984             25,519             18,221
                                                                           ------             ------             ------
     Land acquisition:
        Consumer lots                                                       2,276              1,176                584
        Acquisition and development                                         4,786              3,756              6,646
                                                                            -----              -----              -----
          Total                                                             7,062              4,932              7,230
                                                                            -----              -----              -----
          Total real estate loans originated                               97,072            110,022            106,543
                                                                           ------            -------            -------
   Consumer:
        Home equity and second mortgage                                     8,066             19,909             32,715
        Other                                                               3,640              5,357              6,422
                                                                            -----              -----              -----
          Total                                                            11,706             25,266             39,137
                                                                           ------             ------             ------
   Commercial business                                                     21,401             34,978             38,896
                                                                           ------             ------             ------
          Total loans originated                                          130,179            170,266            184,576
Loans purchased                                                             6,474            105,889             83,584
                                                                            -----            -------             ------
          Total loans originated and purchased                            136,653            276,155            268,160
                                                                          -------            -------            -------
Reclassification of insubstance foreclosure loans from Real Estate
   Owned to Loans as a result of the adoption of FAS 114                    3,430                  -                  -
                                                                            -----            -------            -------
Principal reductions:
   Repayments and other principal reductions                               89,583            120,322            158,565
   Real estate loans sold                                                  38,174             46,085             45,184
   Consumer loans sold                                                      7,709                  -                  -
                                                                            -----            -------            -------
          Total principal reductions                                      135,466            166,407            203,749
                                                                          -------            -------            -------

Net increase in total loans                                               $ 4,617           $109,748           $ 64,411
                                                                          =======           ========           ========
Net increase (decrease) in loans held for sale                            $(4,128)          $ (1,079)          $  1,243
Net increase in gross loans held for investment                             8,745            110,827             63,168
                                                                            -----            -------             ------
                                                                          $ 4,617           $109,748           $ 64,411
                                                                          =======           ========           ========

     Residential Mortgage Lending. A major lending activity of the Company is the origination of residential mortgage loans secured by properties located in its primary market area in southeastern Virginia. Originations are supplemented by the bulk purchase of residential mortgage loans outside of the Company's market area. The Company originates mortgage loans through its branch managers and its loan officers. The Company currently offers both fixed-rate and adjustable-rate mortgage loans. At December 31, 1997, $308.5 million were invested in one- to four-family residential mortgage loans. Of these residential mortgage loans, $213.7 million or 69.3% were invested in ARM loans and $94.8 million or 30.7% were invested in fixed-rate mortgage loans.

     Fixed-rate mortgage loans are offered with 15-year and 30-year terms and are underwritten by the Company on terms consistent with prevailing secondary mortgage market standards. The Company's current policy is to sell the majority of the fixed-rate mortgage loans that it originates to private institutional investors and government agencies in the secondary mortgage market. See - "Origination, Purchase, and Sale of Loans" above.

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

     The Bank's Loan Committees review and approve mortgage loan applications on conforming and nonconforming residential mortgage loans above certain amounts designated by the Boards of Directors of the Banks. Conforming refers to standard guidelines for underwriting and loan-to-value ratios that are approved by the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA") or private investors. Conforming and nonconforming loans less than the amounts designated by the Boards of Directors of the Banks may be approved by a residential underwriter; however, the residential underwriter must have the additional approval of a chief lending officer or the manager of the Mortgage Loan Department of CENIT Bank on nonconforming loans.

     The Company also originates residential mortgage loans through its private banking groups. These loans are generally nonconforming jumbos (in excess of $227,150) to high income and/or net worth borrowers.

     Construction Lending. At December 31, 1997, $58.4 million of the Company's total loans held for investment were construction loans, of which $35.8 million were undisbursed loan proceeds. Of these construction loans, $44.2 million were for one- to four-family residences. The following is a discussion of the Banks' construction lending programs.

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

     Commercial Real Estate Lending. At December 31, 1997, the Company had $57.9 million of commercial real estate loans. The following is a discussion of the Banks' commercial real estate lending programs.

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

     The Banks' commercial real estate loans generally range in amount from $150,000 to $1.5 million. Commercial real estate loans are usually amortized over a period of time ranging from fifteen years to twenty-five years and usually have a term to maturity ranging from three years to five years. The Banks' maximum loan-to-value ratio for a commercial real estate loan is 80%. Most commercial real estate loans are further secured by one or more unconditional personal guarantees. CENIT's commercial real estate loans are approved by CENIT Bank's Loan Committee. Princess Anne's commercial real estate loans are approved by the consensus of two senior lenders and the President for loans less than $300,000, and by the Board of Directors for loans of $300,000 or more.

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

     Loans secured by commercial real estate are generally larger and involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial real estate are usually dependent on successful operation or management of the properties securing such loans, repayment of such loans is subject to changes in both general and local economic conditions and the borrower's business and income. As a result, events beyond the control of the Banks, such as a downturn in the local economy, could adversely affect the performance of the Banks commercial real estate loan portfolio. The Banks seek to minimize these risks by lending to established customers and generally restricting its commercial real estate loans to its primary market area. Emphasis is placed on the income producing characteristics and capacity of the collateral.

     Consumer Lot Lending. Consumer lot loans are loans made to individuals for personal use for the purpose of acquiring an unimproved building site for the construction of a residence to be occupied by the borrower. At December 31, 1997, the Company had $4.6 million of consumer lot loans. Consumer lot loans are made only to individual borrowers, and each borrower generally must certify to the Company his intention to build and occupy a single-family residence on his lot generally within three or five years of the date of origination of the loan. These loans typically have a maximum term of either three or five years with a balloon payment of the entire balance of the loan being due in full at the end of the initial term. The interest rate for these loans is usually a fixed rate that is slightly higher than prevailing fixed rates for one- to four-family residential mortgage loans. The maximum loan-to-value ratio for a consumer lot loan is 80% of the fair market value of the lot determined in accordance with the Company's appraisal or evaluation policies. Consumer lot loans up to $100,000 may be approved by designated residential underwriters. CENIT Bank consumer lot loans over $100,000 and up to $175,000 must be approved by one of CENIT Bank's residential underwriters and CENIT Bank's chief lending officer or the manager of the Mortgage Loan Department. CENIT Bank consumer lot loans in excess of $175,000 must be approved by CENIT Bank's Loan Committee. Consumer lot loans over $100,000 and up to $300,000 can be approved by designated loan officers at Princess Anne; consumer lot loans over $300,000 require Princess Anne Board of Director approval. Management does not view consumer lot loans as bearing as much risk as land acquisition and development loans because such loans are not made for the construction of residences for immediate resale, are not made to developers and builders, and are not concentrated in any one subdivision or community.

     Land Acquisition and Development Lending. Typically, land acquisition and development loans are made by CENIT Bank. Princess Anne generally refers its requests for this type lending to CENIT Bank. Land acquisition and development loans are loans made to builders and developers for the purpose of acquiring unimproved land to be developed for residential building sites, residential housing subdivisions, multi-family dwellings, and a variety of commercial uses. At December 31, 1997, the Company had $17.9 million of land acquisition and development loans, of which $6.3 million were undisbursed loan proceeds. The Company's present policy is to make land loans to borrowers for the purpose of acquiring developed lots for single-family, townhouse or condominium construction or to facilitate the sale of real estate owned ("REO"). The Company will also make land acquisition and development loans to residential builders and to experienced developers in strong financial condition in order to provide additional construction and mortgage lending opportunities for the Company. The land acquisition and development loans that the Company does consider making typically range in amount from $250,000 to $1.5 million.

     Land acquisition and development loans are underwritten and processed by the Company in much the same manner as commercial construction loans and commercial real estate loans. The Company uses a lower loan-to-value ratio for these types of loans, which is a maximum of 65% for unimproved land, and 75% for developed lots for single-family or townhouse construction, respectively, of the discounted appraised value of the property as determined in accordance with the Company's appraisal policies. The term of land acquisition and development loans ranges from a maximum of two years for loans relating to the acquisition of unimproved land to a maximum of five years for other types of projects. All land acquisition and development loans are generally further secured by one or more unconditional personal guarantees, and all land acquisition and development loans are approved by CENIT's Loan Committee. Because these loans are usually in a larger amount and involve more risk than consumer lot loans, the Company carefully evaluates the borrower's assumptions and projections about market conditions and absorption rates in the community in which the property is located and the borrower's ability to carry the loan if the borrower's assumptions prove inaccurate.

     Consumer Lending. The Company offers a variety of consumer loans, including home equity and second mortgage loans, and other consumer loans, which include automobile, personal (secured and unsecured), credit card, and loans secured by savings accounts or certificates of deposit. At December 31, 1997, the balance of all consumer loans was $58.2 million. The Company offers consumer loans to its customers as part of its consumer and small business banking strategy and because the shorter terms and generally higher interest rates on such loans help the Company maintain a profitable spread between its average loan yield and its cost of funds. The Company's underwriting standards for consumer loans (other than loans secured by savings accounts or certificates of deposit) include detailed, written loan applications, a determination of the applicant's payment history on other debts, and an assessment of the borrower's ability to meet existing obligations and payments on the proposed loan. CENIT Bank consumer loans in excess of $100,000 must be approved by CENIT Bank's Loan Committee, and consumer loans in excess of $400,000 require prior approval by CENIT Bank's
Board of Directors. At Princess Anne, consumer loans up to $300,000 may be approved by designated officers, and consumer loans in excess of $300,000 must be approved by Princess Anne's Board of Directors.

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

     Boat Loans. At December 31, 1997, the Company had a portfolio of boat loans totaling $5.7 million. The Company's portfolio of boat loans consists of loans made by the Company predominantly in its local market area. These loans were made with fixed or adjustable interest rates and with terms ranging from five to fifteen years. In the last several years, the Company has made boat loans primarily to its existing customers and has not marketed or promoted its boat loan programs at the same level as it once did. As a result, the outstanding balance of boat loans has gradually decreased over time.

     Home Equity and Second Mortgage Lending. The Company offers its customers home equity lines of credit and second mortgage loans that enable customers to borrow funds secured by the equity in their homes. Currently, home equity lines of credit are offered with adjustable rates of interest that are generally priced at the prime lending rate plus .5%, with the rate for the first 12 months set at 6.99%. Second mortgage loans are offered with fixed and adjustable rates. Call option provisions are included in the loan documents for some longer-term, fixed-rate second mortgage loans, and these provisions allow the Company to make interest rate adjustments for such loans. The balance of the home equity line of credit or second mortgage loan, when combined with the balance of the first mortgage loan, generally may not exceed 80% (90% if the borrower purchases private mortgage insurance) of the appraised value of the property at the time the loan commitment is made. Second mortgage loans are granted for a fixed period of time, usually between five and twenty years, and home equity lines of credit are made on an open-end, revolving basis under which the borrower is obligated to pay each month a variable amount equal to accrued interest on the outstanding principal plus three fourths of one percent of the outstanding principal. Underwriting procedures similar to those used for first mortgage loans are followed for all home equity loans and second mortgage loans. At December 31, 1997, the Company's outstanding home equity and second mortgage loans totaled $45.2 million.

     Commercial Business Lending. Commercial business loan products include revolving lines of credit to provide working capital, term loans to finance the purchase of vehicles and equipment, letters of credit to guarantee payment and performance, and other commercial loans. In general, all of these credit facilities carry the unconditional guaranty of owners/stockholders. As of December 31, 1997, the Company had a total of $24.2 million of commercial business loans.

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

Asset Quality

     Each month management of the Company and the Banks prepares detailed written reports for the Company's and the Banks' Boards of Directors. These reports contain information about loan production, loan maturities, delinquent loans, nonperforming loans, and REO and other repossessed assets. These reports also provide information about the steps management is taking or intends to take with respect to the collection of delinquent and nonperforming loans and the disposition of REO and other repossessed assets. Management constantly monitors and reviews all delinquent and nonperforming loans and all REO and other repossessed assets in order to develop appropriate plans to collect delinquent loans or to dispose of foreclosed or repossessed properties as promptly as possible.

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

     Delinquent Loans. The following table sets forth certain information at the dates indicated relating to delinquent loans and the percentage of such loans to total loans held for investment. The information presented below excludes matured loans for which the borrowers are still making required monthly payments of interest or principal and interest. At December 31, 1997, such amounts totaled $6,000 for 90 days and over. At December 31, 1996, such amounts totaled $185,000 for loans 30-59 days delinquent. There were no such loans at December 31, 1995.


                                                                          At December 31,
                                   ----------------------------------------------------------------------------------------------
                                            1995                              1996                                1997
                                   ----------------------              ----------------------             -----------------------
                                                                       (Dollars in Thousands)

                                   Amount         Percent              Amount         Percent             Amount         Percent
                                   ------         -------              ------         -------             ------         -------

30-59 days                         $1,765         0.49%                $1,004         0.21%               $  729          0.14%

60-89 days                             67         0.02                    727         0.16                   859          0.16

90 days and over                    1,028         0.29                  2,822         0.60                 1,097          0.21
                                    -----         ----                  -----         ----                 -----          ----

   Total                           $2,860         0.80%                $4,553         0.97%               $2,685          0.51%
                                   ======         ====                 ======         ====                ======          ====

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


                                                                                         At December 31,
                                                              ------------------------------------------------------------------
                                                              1993           1994            1995            1996           1997
                                                              ----           ----            ----            ----           ----
                                                                                   (Dollars in Thousands)
Nonperforming loans:
    Real estate loans:
     Permanent residential 1- to 4-family:
        Nonaccrual                                        $    395       $    437        $    420        $  1,172       $    528
        Accruing loans 90 days or more past due                370            490              77             246             53
                                                             -------------------------------------------------------------------
          Total                                                765            927             497           1,418            581
                                                             -------------------------------------------------------------------
     Permanent residential 5 or more family:
        Nonaccrual                                               -             90               -               -              -
        Accruing loans 90 days or more past due                  -             46               -               -              -
                                                             -------------------------------------------------------------------
          Total                                                  -            136               -               -              -
                                                             -------------------------------------------------------------------
     Commercial real estate:
        Nonaccrual                                               -            139               -             457              -
        Accruing loans 90 days or more past due                  -              -               -               -              -
          Total                                                  -            139               -             457              -
     Construction:
        Nonaccrual                                               -             53               -               -              -
        Accruing loans 90 days or more past due                  -              -               -             170              -
                                                             -------------------------------------------------------------------
          Total                                                  -             53               -             170              -
                                                             -------------------------------------------------------------------
     Land acquisition and development:
        Nonaccrual                                             199            527             200             200            200
        Accruing loans 90 days or more past due                  -              -               -               -              -

          Total                                                199            527             200             200            200
                                                             -------------------------------------------------------------------
   Consumer loans:
     Boats                                                       -              -               -               -             10
     Home equity and second mortgage                            80             18             107               -              -
     Mobile homes                                              274            310             134              83             48
     Credit cards (accruing loans 90 days or
        more past due)                                          31             23              13               9              5
     Other                                                       -              -               3              17             14
                                                             -------------------------------------------------------------------
          Total                                                385            351             257             109             77
                                                             -------------------------------------------------------------------
   Commercial business loans:
        Nonaccrual                                             144             65              70             483            240
        Accruing loans 90 days or more past due                  -             16               4               -              5
                                                             -------------------------------------------------------------------
          Total                                                144             81              74             483            245
                                                             -------------------------------------------------------------------
Total nonperforming loans:
   Nonaccrual                                                1,092          1,639             934           2,412          1,040
   Accruing loans 90 days or more past due                     401            575              94             425             63
                                                             -------------------------------------------------------------------
          Total                                              1,493          2,214           1,028           2,837          1,103
Real estate owned, net                                       3,575          5,718           1,828           2,769          1,098
Other repossessed assets, net                                   85            233               1              55            228
                                                             -------------------------------------------------------------------
   Total nonperforming assets, net                           5,153          8,165           2,857           5,661          2,429
   Total troubled debt restructurings                            -              -               -               -              -
                                                             -------------------------------------------------------------------
Total nonperforming assets, net, and
   troubled debt restructurings                           $  5,153       $  8,165        $  2,857        $  5,661       $  2,429
                                                             ===================================================================

Total nonperforming assets, net, and troubled
   debt restructurings, to total assets                       1.01%          1.42%            .45%            .80%           .34%
                                                             ===================================================================


     Nonperforming Loans. At December 31, 1997, the Company's nonaccrual loans totaled $1.0 million. This was comprised of $528,000 of single family loans (eight loans), a $200,000 land acquisition loan, $48,000 of purchased mobile home loans (six loans), $240,000 of commercial business loans (seven loans), and $24,000 of other consumer loans (three loans). Total nonperforming loans were $1.1 million at December 31, 1997. Interest income on nonaccrual loans at December 31, 1997 would have approximated $92,000 for the year ended December 31, 1997, if such loans had been current and performing under their stated, contractual terms throughout the year. Interest income actually recognized on nonaccrual loans at December 31, 1997 approximated $30,000.

     Real Estate Owned and Other Repossessed Assets. The Company's REO includes real estate acquired by foreclosure or deed in lieu of foreclosure. The Company's REO decreased from $2.8 million at December 31, 1996 to $1.1 million at December 31, 1997. REO at December 31, 1997 is comprised of thirteen residential single-family properties.

     Repossessed assets at December 31, 1997 totaled $228,000 and is comprised primarily of a boat. The boat is under contract for sale and no significant loss is anticipated. Repossessed assets at December 31, 1996 totaled $55,000.

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

     The Banks' Internal Review Committee meets each quarter to identify any assets that have undergone a change in circumstances. The Banks' objective is to identify problem loans early in order to minimize losses. Assets that are classified by the Banks are reviewed at least quarterly to determine whether corrective action has had the effect of improving the quality of the classified asset. At December 31, 1997, the Company had $4.3 million of assets classified as substandard, including $1.3 million of REO and other repossessed assets, $97,000 of assets classified as doubtful, and $90,000 of assets classified as loss. All assets classified as loss have been fully reserved. These amounts compare with $8.2 million, $98,000 and $124,000 of assets classified as substandard, doubtful, and loss, respectively, at December 31, 1996.

     Assets classified as substandard at December 31, 1997 included three relationships with total loans over $500,000. First, the Company had a loan to a borrower for $600,000 at December 31, 1997 that was first classified in 1994 as substandard due to deterioration in the financial condition of the tenant that leases the property and is the primary source of repayment. The loan is collateralized by a first deed of trust on a special use property located in Virginia Beach, Virginia, with a $1,200,000 appraised value as of March, 1995. The loan is also collateralized by all furniture, fixtures and equipment of the special use property and is guaranteed by individuals believed to have substantial net worth. The Company will continue to monitor the financial condition of the tenant and the value and condition of the property that collateralizes this loan. A second loan to this borrower, with a balance at December 31, 1997 of $170,000, was classified at December 31, 1996, but is no longer classified as a result of significant loan balance reductions during the year and adequate collateral, including a second mortgage on the borrower's residence. Both loans were current at December 31, 1997.

     The Company also has a loan totaling $908,000 at December 31, 1997 that was classified as substandard due to the financial difficulty of the borrower. In October 1997, three former loans were consolidated into this one loan. The loan is collateralized by 14 residential rental properties located in Suffolk, Virginia. The Company estimates the current value of the collateral is approximately $1.1 million based on current internal valuations and $1.3 million based on an external appraisal performed in April 1990. Principals of the borrower filed for reorganization under Chapter 11 of the U. S. Bankruptcy Code on December 30, 1996. The borrower and the Company subsequently executed a consent order on February 11, 1997 whereby the borrower agreed to pay to the Company all rents received from rental properties collateralizing the loans after deduction for certain direct operating expenses associated with each of the properties. The borrower is currently attempting to refinance other debt with other lenders. The effect would be to strengthen the financial position of the borrower. The loan is currently being serviced as agreed and is current at December 31, 1997. The Company will continue to monitor the borrower's ability to repay the loan.

Finally, the Company had a total of six loans to one borrower or related entities and/or individuals with $528,000 outstanding at December 31, 1997. The relationship consists of a $275,000 commercial real estate loan, two commercial loans totaling $196,000, a $42,000 construction loan and two automobile loans totaling $15,000. At December 31, 1997, $92,000 of the loans were classified as doubtful with the remainder classified as substandard. Of the total, $253,000 of the loans are nonperforming at December 31, 1997.

     One of the borrower's companies suffered a severe cash flow drain in the first half of 1996 and ceased operations in late July, 1996. The borrower has been negotiating to sell a large parcel of land to an unrelated third party, the proceeds of which would be used to pay down the loans. The sale has not materialized. The Company believes that rents from the commercial real estate property will be sufficient to cover the debt service on the $275,000 loan. The Company expects to liquidate the remaining properties, and estimates a deficiency of approximately $90,000.

     Exclusive of nonperforming loans, REO and other repossessed assets, and the loans described in detail above, the Company's remaining assets classified as substandard were comprised of $612,000 of permanent one- to four-family real estate loans (nine loans), $83,000 of consumer loans (five loans), and a $5,000 commercial business loan.

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

     At December 31, 1997, the Company had total valuation allowances of $3.8 million, including $90,000 of specific allowances. In evaluating the adequacy of its allowance for loan losses, management takes into account the types of loans the Company is presently making, the risks inherent in those types of loans, specific delinquency and historical loss trends of which management is aware, and future interest rate, economic, and other conditions that may adversely affect the performance of the Company's loans.

     The Company's provision for loan losses was $600,000 in 1997 compared to $377,000 in 1996. Net chargeoffs increased from $267,000 in 1996 to $623,000 in 1997. The Company's 1996 provision for loan losses was positively impacted by a $288,000 recovery received relating to one loan. In 1995, chargeoffs included $157,000 relating to CENIT Bank's credit card and mobile home portfolios, which were substantially sold at the end of 1995.

     At December 31, 1997, the Company's total allowance for loan losses was $3.8 million and nonperforming loans totaled $1.1 million, resulting in a coverage ratio of 343.0%. At December 31, 1996, the Company's total allowance for loan losses was $3.8 million and nonperforming loans totaled $2.8 million, resulting in a coverage ratio of 134.2%. The Company's total allowance for loan losses at December 31, 1996 included $1.3 million not specifically allocated to a particular loan type, compared to $1.5 million not allocated to a particular loan type at December 31, 1997.

     The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated.



                                                                              Year ended December 31,
                                                    ------------------------------------------------------------------------
                                                     1993             1994            1995            1996            1997
                                                     ----             ----            ----            ----            ----
                                                                              (Dollars in Thousands)
Balance at beginning of year                        $ 3,884          $ 4,039         $ 3,789         $  3,696        $ 3,806
                                                    -------          -------         -------         --------        -------

Charge-offs:
     Real estate:
        Residential                                     371              201             474              312            359
        Commercial                                       23                -               -               75            181
     Mobile home                                        329              198              91               50             22
     Other consumer                                     556              573             371              199            180
     Commercial                                         482               52              59              102             94
                                                        ---               --              --              ---             --

         Total charge-offs                            1,761            1,024             995              738            836

Recoveries                                              249              127             205              471            213
                                                        ---              ---             ---              ---            ---

     Total charge-offs, net                           1,512              897             790              267            623

Allowance for loans acquired in business
   combination                                            -              157               -                -              -

Provision for loan losses                             1,667              490             697              377            600
                                                      -----              ---             ---              ---            ---

Balance at end of year                              $ 4,039          $ 3,789         $  3,696       $   3,806        $  3,783
                                                    =======          =======         ========       =========        ========

Ratio of net charge-offs during the year to
     average loans receivable during the year           0.55%           0.30%            0.24%           0.08%           0.13%

Ratio of allowance for loan losses to total
     outstanding loans (gross) at end of year           1.41%           1.09%            1.03%           0.81%           0.71%

Allowance for loan losses as a percentage
     of nonperforming loans                           270.53%         171.14%          359.53%         134.16%         342.97%


     The following table sets forth the allocation of the allowance for loan losses at the dates indicated by category of loans and as a percentage of the Company's total loans.



                                                                                    At December 31,
                                           ----------------------------------------------------------------------------------------
                                                 1993             1994              1995              1996             1997
                                           -----------------  ---------------  ----------------  ----------------  ----------------
                                                     Percent          Percent           Percent           Percent          Percent
                                                    of loans         of loans          of loans          of loans         of loans
                                                     in each          in each           in each           in each          in each
                                                    category         category          category          category         category
                                                    to total         to total          to total          to total         to total
                                            Amount    loans   Amount   loans   Amount    loans   Amount    loans  Amount    loans
                                            ------   ------   ------   ------  ------   ------   ------   ------  ------   -------
                                                                                 (Dollars in Thousands)

Real estate loans:
   Permanent:
     Residential 1- to 4-family           $  519    36.29%  $  514   42.57%   $ 451    42.91%   $ 512   56.25%   $ 484    58.04%
     Residential 5 or more family             71     3.73       79    3.16       36     2.61       21    1.52       25     1.20

   Commercial real estate                    808    17.52      764   15.03      869    17.63      799   12.45      698    10.89

   Construction loans:
     Residential 1- to 4-family              236    12.34      329   15.45      337    14.44      251    9.35      243     8.32
     Residential 5 or more family             69      .52       22    0.64       42     1.18       89    1.89      128     2.40
     Nonresidential                           11      .39        1    0.02        1     0.02       34     .72       14      .27

   Land acquisition:
     Individual lots                          19     3.04       15    1.69       18     1.58       23    1.15       20      .86
     Acquisition and development             387     1.97      178    4.29      137     4.18      127    3.42      133     2.51

Consumer loans:
   Mobile homes                              197     2.80      293    0.11      116     0.06       43     .03       40      .02
   Other consumer                            435    14.83      265   12.13      195    10.01      283    9.39      161    10.93

Commercial business loans                    329     6.57      327    4.91      350     5.38      316    3.83      342     4.56
Unallocated                                  958        -    1,002       -    1,144        -    1,308       -    1,495        -
                                             ---    -----    -----   -----    -----    -----    -----   -----    -----    -----
                                          $4,039   100.00%  $3,789  100.00%  $3,696  100.00%   $3,806  100.00%  $3,783   100.00%
                                          ======   ======   ======  ======   ======  ======    ======  ======   ======   ======

Mortgage-Backed Certificates

     The Company invests in mortgage-backed certificates that are insured or guaranteed by FNMA, FHLMC, or the Government National Mortgage Association ("GNMA"). On December 31, 1997, mortgage-backed certificates available for sale totaled $91.8 million. The weighted average yield on the total mortgage-backed certificate portfolio at December 31, 1997 was 7.01%.

     The following table sets forth the composition of the Company's portfolio of mortgage-backed certificates at the dates indicated.


                                                                              At December 31,
                           -------------------------------------------------------------------------------------------------------
                                 1993                 1994                  1995                 1996                 1997
                           -----------------    -----------------     ----------------     -----------------    ------------------
                           Amount     Percent   Amount     Percent    Amount    Percent    Amount     Percent   Amount     Percent
                           ------     -------   ------     -------    ------    -------    ------     -------   ------     -------
                                                                    (Dollars in Thousands)

Mortgage-backed certificates
  available for sale:
    FHLMC:
      Fixed rate         $    540     0.40%   $    342    0.19%     $24,963(3) 12.29%    $20,033(4)  11.27%   $ 3,825(5)  4.16%
      Adjustable rate           -        -           -       -      154,891    76.23     144,020     81.04     78,435    85.41

    FNMA:
      Fixed rate                -        -           -       -          965     0.48         830      0.47        727      .79
      Adjustable rate           -        -           -       -       17,909     8.81       9,283      5.22      6,067     6.61

    GNMA:
      Fixed rate                -        -           -       -        4,448     2.19       3,540      2.00      2,787     3.03
      Adjustable rate      11,904     8.76           -       -            -        -           -         -          -        -
                           ------     ----     -------    ----       ------    -----      ------    ------     ------

  Total available for sale 12,444     9.16         342    0.19      203,176    100.00    177,706    100.00     91,841   100.00
                           ------     ----     -------    ----      -------    ------    -------    ------     ------   ------
Mortgage-backed certificates
  held to maturity:
    FHLMC:
      Fixed rate           86,565  (1)63.74     94,448 (2)53.74           -        -           -         -          -        -
      Adjustable rate      22,034    16.22      57,305   32.60            -        -           -         -          -        -

    FNMA:
      Fixed rate            1,504     1.11       1,048    0.60            -        -           -         -          -        -
      Adjustable rate       6,859     5.05      17,686   10.06            -        -           -         -          -        -

    GNMA:
      Fixed rate            6,406     4.72       4,934    2.81            -        -           -         -          -        -
      Adjustable rate           -        -           -       -            -        -           -         -          -        -
                           ------    -----     -------   -----          ---      ---         ---       ---        ---      ---
   Total held to maturity 123,368    90.84     175,421   99.81            -        -           -         -          -        -
                          -------    -----     -------   -----       ------    -----      ------     -----     ------    -----

Total mortgage-backed
  certificates           $135,812   100.00%   $175,763  100.00%     $203,176  100.00%    $177,706   100.00%   $91,841   100.00%
                         ========   ======    ========  ======      ========  ======     ========   ======    =======   ======
_______________

(1) Includes $63.2 million and $18.7 million with five- and seven-year balloon provisions, respectively.
(2) Includes $77.6 million and $13.9 million with five- and seven-year balloon provisions, respectively.
(3) Includes $10.5 million and $11.9 million with five- and seven-year balloon provisions, respectively.
(4) Includes $7.7 million and $10.3 million with five- and seven-year balloon provisions, respectively.
(5) Includes $2.1 million and $6,000 with five and seven-year balloon provisions, respectively.

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


                                                                                   Year ended December 31,
                                                             --------------------------------------------------------------
                                                                1995                        1996                     1997
                                                                ----                        ----                     ----
                                                                                (Dollars in Thousands)
Mortgage-backed certificates purchased                       $ 114,506                 $   48,772                 $        -
Mortgage-backed certificates sold                              (56,786)                    (6,739)                   (35,362)
Principal repayments and (amortization)/
    accretion of (premiums)/discounts                          (31,918)                   (67,416)                   (50,104)
Change in unrealized gains (losses) on available
    for sale securities                                          1,611                        (87)                      (399)
                                                                 -----                        ---                       ----
Net increase (decrease) in mortgage-backed certificates      $  27,413                 $  (25,470)                $  (85,865)
                                                              ========                    =======                    =======

     The following table sets forth certain yield, maturity and market value information concerning the Company's mortgage-backed certificates at December
31, 1997:


                                           Principal maturing in (1):
                              ----------------------------------------------------
                                                                                                                      Estimated
                                                                                                         Market        Average
                                                            Over five                      Total        Value at        Life
                               One year     Over one to      to ten         Over         Carrying     December 31,       to
                                or less     five years        years       ten years       Amount          1997        Maturity
                              ---------     -----------     ----------    ---------      --------     ------------    --------
                                                     (Dollars in Thousands)                                            (years)

Held to maturity:           $       -     $       -       $       -     $       -     $       -       $        -            -

Available for sale:
     FHLMC:
       Fixed rate               2,401           994             430             -         3,825            3,825          1.8
       Adjustable rate         22,869        43,458          12,108             -        78,435           78,435          2.7

     FNMA:
       Fixed rate                  96           372             259             -           727              727          4.1
       Adjustable rate          2,058         3,377             632             -         6,067            6,067          2.3

     GNMA:
       Fixed rate                 555         1,617             615             -         2,787            2,787          3.3
       Adjustable rate              -             -               -             -             -                -            -
                               ------        ------         -------       -------        ------          -------
Total available for sale       27,979        49,818          14,044             -        91,841           91,841          2.7
                               ------        ------         -------       -------        ------           ------
Total                       $  27,979     $  49,818       $  14,044     $       -    $   91,841       $   91,841          2.7
                               ======        ======         =======       =======        ======           ======
Weighted average yield           6.93%         7.02%           7.06%            -%         7.00%
_______________

(1)   Reflects estimated average life to maturity based on recent prepayment experience of the Company (approximately 12% to
      32%).  It has been the Company's experience that most mortgage-backed certificates prepay substantially in advance of their scheduled amortizations.

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

     The Banks' investment policies were adopted by their Boards of Directors, are approved annually, and authorize the Banks to invest in obligations issued or guaranteed by the United States Government, and the agencies and instrumentalities thereof, provided that the maturity of such obligations is less than five years. At December 31, 1997, the Company's investment portfolio totaled $91.2 million.

     CENIT Bank's investment activities are structured in part to enable CENIT Bank to meet the liquidity requirements mandated under OTS regulations. See "Regulation and Supervision--Regulation of the Banks--Liquidity." In addition, the amount of the Company's investments at any time will depend in part upon the Company's loan originations at that time and the availability of attractive long-term investments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Interest Rate Risk Management."

     The following table sets forth certain information concerning the Company's investment portfolio at the dates and for the years indicated.


                                                                   At or for the year ended December 31,
                                                  ---------------------------------------------------------------------
                                                          1995                   1996                      1997
                                                  -------------------     --------------------      -------------------
                                                                         (Dollars in Thousands)
                                                  Carrying    Average     Carrying     Average      Carrying    Average
                                                    Value      Yield (1)    Value       Yield (1)     Value      Yield (1)
                                                  -------------------     --------------------      -------------------
Investment securities available for sale:
   U.S. Treasury securities                       $ 50,100     6.72%      $ 40,296        6.45%    $ 39,343       6.25%
   Other U.S. Government agency securities          15,018     5.12          6,009        6.36        6,004       6.28

Federal funds sold                                   7,439     5.74          6,003        5.32       37,118       5.55

Federal Home Loan Bank and Federal
   Reserve Bank  stock                               7,029     7.26          7,861        7.20        8,711       7.21
                                                   -------                 -------                  -------
   Total investments                              $ 79,586     6.27       $ 60,169        6.42     $ 91,176       6.30
                                                   =======                 =======                  =======
  __________

  (1)  Yields are calculated during the years indicated.

     The following table presents certain yield, maturity, and market value data for the U.S. Treasury securities and other U.S. Government agency securities in the Company's investment portfolio at December 31, 1997. Investment securities with "call" provisions that permit the issuer to demand payment on one or more specified dates are included in the category in which they may first be called by the issuer.


                                                       Over One     Over Five      After        Total
                                          One Year      to Five      to Ten         Ten        Carrying   Market
                                           or Less       Years        Years        Years        Value      Value
                                          --------     --------     ---------      ------      --------    -----
                                                                  (Dollars in Thousands)
Investment securities available for sale:
   U.S. Treasury securities              $  14,040    $  25,303     $      -     $      -     $ 39,343    $ 39,343
                                         =========    =========     ========     ========     ========    ========
   Weighted average yield                     6.22%        6.10%           -%           -%        6.14%

   Other U.S. Government agency
     securities                          $   4,004    $   2,000     $      -     $      -     $  6,004    $  6,004
                                         =========    =========     ========     ========     ========    ========
   Weighted average yield                     6.13%        5.88%           -%           -%        6.05%


Sources of Funds

     General. The Company's lending and investment activities are funded primarily by deposits, principal and interest payments on loans and investments, and borrowings from the FHLB-Atlanta.

     Deposits. The Company's primary market for attracting deposits is the Hampton Roads area. The Company attracts short-term and long-term deposits from the general public by offering a wide variety of deposit accounts, competitive interest rates, and convenient office locations and service hours. The Company offers savings accounts, personal and commercial checking accounts, money market deposit accounts, and certificates of deposit with terms ranging from 180 days to 60 months. The Company relies on deposits obtained on a retail basis through its offices and does not rely significantly on jumbo deposits. Jumbo deposits are viewed as a less reliable source of deposits because they tend to be more sensitive to variations in the interest rates paid by the Company and its competitors. As a matter of policy, the Company does not accept brokered deposits, which management views to be a highly interest rate sensitive source of funds.

     The Company's ability to attract and maintain deposits at favorable rates is affected by competitive interest rates in the Company's market area and general economic conditions.

     The following table sets forth the distribution and the weighted average interest rates of the Company's deposit accounts at the dates indicated.



                                                                      At December 31,
                        ------------------------------------------------------------------------------------------------------------
                                         1995                              1996                                  1997
                        -----------------------------------     --------------------------------     -------------------------------

                                                  Weighted                             Weighted                             Weighted
                                      Percent of   Average                Percent of    Average                 Percent of   Average
                                         Total     Nominal                   Total      Nominal                    Total     Nominal
                            Amount     Deposits     Rate         Amount    Deposits      Rate         Amount     Deposits     Rate
                            ------     --------     ----         ------    --------      ----         ------     --------     ----
                                                                   (Dollars in Thousands)

Commercial checking       $ 33,372       7.41%         -%      $ 40,130       8.04%          -%     $ 47,499       9.36%         -%
Savings                     45,433      10.09       3.48         48,042       9.62        3.38        44,118       8.69       3.34
Personal checking           35,075       7.78       2.39         36,290       7.29        2.24        40,129       7.90       2.05
Money market deposits       42,233       9.37       3.44         44,815       8.98        3.25        47,726       9.40       3.25
                            ------       ----                    ------       ----                    ------       ----

     Subtotal              156,113      34.65       2.48        169,277      33.93        2.30       179,472      35.35       2.14

Certificate accounts       294,417      65.35       5.59        329,688      66.07        5.37       328,198      64.65       5.41
                           -------      -----                   -------      -----                   -------      -----

Total deposits            $450,530     100.00%      4.51       $498,965     100.00%       4.33      $507,670     100.00%      4.26
                          ========     ======                  ========     ======                  ========     ======



     The following table sets forth the activity in the Company's deposits during the periods indicated.


                                                                                          Year Ended December 31,
                                                                         ------------------------------------------------
                                                                              1995               1996               1997
                                                                              ----               ----               ----
                                                                                         (Dollars in Thousands)

Beginning balance                                                          $420,422            $450,530          $498,965
                                                                           --------            --------          --------

Deposits acquired                                                                 -              68,101                 -

Net increase (decrease) before interest credited                             17,573             (35,692)           (9,071)

Interest credited (1)                                                        12,535              16,026            17,776
                                                                             ------              ------            ------

Net increase in savings deposits                                             30,108              48,435             8,705
                                                                             ------              ------             -----

Ending balance                                                             $450,530            $498,965          $507,670
                                                                           ========            ========          ========

_________________

(1) Does not include interest on deposit accounts paid directly to depositors and not credited to their deposit accounts.


     The following table sets forth, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 1997.


                                           At December 31,                         At December 31, 1997,  Maturing in
                                  --------------------------------      ----------------------------------------------------
                                                                                                                  Greater
                                                                        One year                                than three
                                       1995       1996       1997        or less    Two years     Three years      years
                                       ----       ----       ----       --------    ---------     -----------    --------
                                                                        (Dollars in Thousands)


Certificate accounts:

   3.99% or less                   $    644   $    451    $    519     $    517      $    2        $    -        $     -

   4.00% to 4.99%                    51,320    100,302      70,286       63,876       5,680           611            119

   5.00% to 5.99%                   133,573    179,399     218,016      185,434      17,060         4,869         10,653

   6.00% to 6.99%                    94,235     37,244      27,210        8,035       4,916        11,220          3,039

   7.00% to 7.99%                    14,010     10,280      10,369          643       2,447         6,937            342

   8.00% to 8.99%                       480        775         668          391          55           222              -

   9.00% to 9.99%                       155      1,237       1,130            -       1,130             -              -
                                     ------      -----       -----        -----       -----         -----          -----

     Total certificates            $294,417   $329,688    $328,198     $258,896      $31,290       $23,859       $14,153
                                   ========   ========    ========     ========      =======       =======       =======



     At December 31, 1997, the Company had outstanding $28.8 million in certificate accounts in amounts greater than $100,000 maturing as follows (which amount includes $2.1 million of jumbo certificates of deposit with negotiable rates of interest):


                                                         Amount
                                                         ------
                                                  (Dollars in Thousands)

Three months or less                                  $   9,295
Over three months to six months                           4,849
Over six months to twelve months                         10,717
Over twelve months                                        3,970
                                                          -----
   Total                                              $  28,831
                                                      =========

     Borrowings. Deposits are the Company's primary source of funds. The Company also uses borrowings as an additional source of funds. The Company obtains advances from the FHLB-Atlanta which can be collateralized by certain of its mortgage loans or mortgage-backed certificates. See "Regulation and Supervision--Regulation of the Banks--Federal Home Loan Bank System." Such advances are made pursuant to several credit programs that have specific interest rates and ranges of maturities. The maximum amount that the FHLB-Atlanta will advance to member institutions, including the Banks, fluctuates from time to time in accordance with the policies of the Federal Home Financing Board and the FHLB-Atlanta and the current financial and operating condition of the Banks.

     CENIT Bank's and Princess Anne's current maximum credit availability from the FHLB-Atlanta is $190.0 million and $58.0 million, respectively. The maximum credit availability for the Banks is subject to an FHLB-Atlanta guideline which limits total credit availability for the Company to 30% of the Company's assets unless exception is made by the FHLB-Atlanta. At December 31, 1997, CENIT Bank and Princess Anne had $125.0 million and $20.0 million, respectively, of outstanding advances from the FHLB-Atlanta.

     The following table sets forth certain information regarding FHLB advances at the dates indicated:


                                                                         At or for the year ended December 31,
                                                            ------------------------------------------------------------
                                                                1995                      1996                     1997
                                                                ----                      ----                     ----
                                                                                 (Dollars in Thousands)
Adjustable-rate advances:
     One year or less                                       $   56,000                $  123,000               $   85,000
Fixed-rate advances:
     One year or less                                           77,000                    25,000                        -
     Over one year                                                   -                         -                   60,000(1)
                                                            ----------                ----------               ----------
Total advances                                              $  133,000                $  148,000               $  145,000
                                                            ==========                ==========               ==========
Maximum balance outstanding at any month-end                $  152,000                $  192,000               $  156,000
Average amount outstanding during the year                  $  128,499                $  154,854               $  140,077
Weighted average cost of advances for the year                    6.16%                     5.44%                    5.58%


(1) The $60,000,000 fixed-rate advance is convertible to an adjustable-rate advance at the option of the FHLB beginning in
September, 1998, and quarterly thereafter until the advance's maturity in September, 2007.

     In 1997, the Company borrowed $4,000,000 from an unrelated third party lender for general corporate purposes. The loan balance is $2,575,000 at December 31, 1997, and bears interest at a variable rate of one month LIBOR plus 1.75%, payable in monthly principal and interest installments of $61,116 based on a seven-year amortization period. At December 31, 1997, the interest rate on the loan was 7.72%. The remaining principal balance, if any, is due and payable in August, 2004. The loan is unsecured and may be prepaid without penalty. The loan agreement requires that the Company and the Banks maintain capital in accordance with applicable regulatory guidelines sufficient to be considered "well capitalized." The loan agreement also requires the Company to maintain certain ratios regarding nonperforming loans to total loans and regarding the allowance for loan losses to nonperforming loans. The covenants relating to nonperforming loans and the allowance for loan losses expire when the outstanding principal balance reaches $2,000,000.

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

     The  following  table  presents  certain   information   regarding  reverse
repurchase agreements during the years indicated:


                                                                                        At or for the year ended December 31,
                                                                              --------------------------------------------------
                                                                                  1995                1996                1997
                                                                                  ----                ----                ----
                                                                                             (Dollars in Thousands)

         Maximum amount outstanding at any month-end                          $  4,871            $  30,382           $  12,199
         Balance at end of year                                                  4,871                7,138               9,664
         Average amount outstanding during the year                              2,543                8,616               8,893
         Weighted average interest rate:
              Amount outstanding at end of year                                   4.35%                4.40%               4.57%
              Average amount outstanding during the year                          4.80%                4.67%               4.60%



   Activities of Subsidiary Companies of CENIT Bank

     CENIT Bank is permitted by current OTS regulations to invest a maximum of two percent of its assets in stock, paid-in surplus, and secured and unsecured loans to service corporations. CENIT Bank may also invest an additional one percent of its assets in its service corporations when the additional funds are used for community or inner city purposes. In addition, federally chartered savings institutions under certain circumstances also may make conforming loans to service corporations in which the lender owns or holds more than 10% of the capital stock in an aggregate amount of up to 50% of regulatory capital. As of December 31, 1997, CENIT Bank's initial investment in and loans outstanding to its service corporations totaled $2.9 million. These loans are primarily to finance the acquisition of REO by CENIT Bank's subsidiaries and the sale of REO by such subsidiaries and are eliminated in accordance with generally accepted accounting principles on the Company's Consolidated Financial Statements.

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

     Olney-Duke is a Virginia corporation incorporated in 1986 for the original purpose of owning and marketing certain unsold units in a condominium complex acquired at foreclosure following the default of the original developer/builder. In 1993, Olney-Duke acquired at foreclosure and subsequently sold a hotel property. Additionally, in 1993 Olney-Duke entered into an arrangement with L.
M. Associates, a subsidiary of Legg Mason, Inc., to offer full-service stock and investment brokerage to customers of CENIT Bank in its retail branches. Olney-Duke's 1997 activities consisted of transactions with L. M. Associates. At December 31, 1997, CENIT Bank's initial investment in and loans outstanding to Olney-Duke totaled $69,000.

     CENIT Equity is a Virginia corporation incorporated in 1977 which primarily acquires properties at foreclosure sales or by deeds in lieu of foreclosure following borrower defaults on loans made by CENIT Bank. CENIT Equity then markets such REO for resale. At December 31, 1997, CENIT Equity held REO with a total net book value of $1.1 million, and the Company's initial investment in and loans outstanding to CENIT Equity amounted to $2.7 million.

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

     CENIT Mortgage is a North Carolina corporation incorporated in 1985 to act as a mortgage loan originator for CENIT Bank on the Outer Banks of North Carolina. CENIT Mortgage is a wholly owned subsidiary of CENIT Equity. CENIT Mortgage closed its office in 1995 and is currently inactive. At December 31, 1997, CENIT Equity's initial investment in CENIT Mortgage equaled $50,000.

     CENIT Commercial Mortgage is a Virginia corporation incorporated in 1990 for the purpose of engaging in commercial mortgage loan brokerage transactions. At December 31, 1997, CENIT Bank's initial investment in CENIT Commercial Mortgage was $50,000.

   Activities of Subsidiary Company of Princess Anne

   Princess Anne has one direct subsidiary, Princess Anne Equity.

     Princess Anne Equity is a Virginia corporation incorporated in 1997 for the purpose of acquiring properties at foreclosure sales or by deeds in lieu of foreclosure following borrower defaults on loans made by Princess Anne. Princess Anne Equity then markets such REO for sale. At December 31, 1997, Princess Anne Equity held no REO and its initial investment and loans outstanding amounted to $23,000.

     Personnel. At December 31, 1997, the Company and its subsidiaries had 208 full-time and 56 part-time employees. The Company's employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be excellent.

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

Regulation of the Company

     General. The Company is a registered bank holding company subject to the Bank Holding Company Act of 1956, as amended, and is subject to regulation by the Federal Reserve. The BHCA generally limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity which is so closely related to banking or to managing or controlling banks as to be a proper incident thereto. The Company is also required to file certain reports with and otherwise comply with the rules and regulations of the SEC under the federal securities laws. As a subsidiary of a bank holding company, CENIT Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

     On March 24, 25, and 26, 1998, the Boards of Directors of CENIT Bank and Princess Anne, as well as the Board of Directors of the Company, as the sole shareholder of the two banks, voted to merge Princess Anne into CENIT Bank. Following the merger, which is expected to be completed during the second quarter of 1998, the Company will cease to be regulated by the Federal Reserve, and will be a registered savings and loan holding company regulated pursuant to the HOLA. As such, the Company will be subject to OTS regulation, examination, supervision and reporting requirements.

     The Company is also registered in Virginia with the SCC under the financial institution holding company laws of Virginia. Accordingly, the Company is subject to regulation and supervision by the Virginia SCC.

     Bank Holding Company Regulations. Bank holding companies are subject to extensive regulation by the Federal Reserve as set forth in Regulation Y, 12 C.F.R. Part 225, as amended. Regulation Y establishes the registration, reporting, examination, applications, acquisitions, control and divestiture, change in bank control, appraisals, and change in director and senior executive officers requirements applicable to bank holding companies. Regulation Y and the interpretations and rulings issued by the Federal Reserve thereunder identify various prohibited non-banking activities in which bank holding companies and their subsidiaries may not engage as well as various exempt activities in which a bank holding company and its subsidiaries may engage either with or, in some cases, without prior Federal Reserve approval.
Regulation Y further confirms the authority of the Federal Reserve under the BHCA to impose criminal and civil penalties for violations of the BHCA and the regulations and orders issued thereunder and to issue cease and desist orders when necessary in connection therewith.

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

     The restriction on interstate acquisitions by bank holding companies was abolished effective September 1995, and bank holding companies from any state are able to acquire banks and bank holding companies located in any other state, subject to certain conditions, including nationwide and state imposed concentration limits. Banks are able to branch across state lines by acquisition, merger or de novo (unless state law would permit such interstate branching at an earlier date), provided certain conditions are met, including that applicable state law must expressly permit such interstate branching.

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

     Restrictions on Acquisitions. FIRREA amended provisions of the BHCA to specifically authorize the Federal Reserve to approve an application by a bank holding company to acquire control of a savings association. FIRREA also authorized a bank holding company that controls a savings association to merge or consolidate the assets and liabilities of the savings association with, or transfer assets and liabilities to, any subsidiary Company that is a member of the BIF with the approval of the appropriate federal banking agency and the Federal Reserve. As a result of these provisions, there have been a number of acquisitions of savings associations by bank holding companies in recent years.

     Savings and loan holding companies are prohibited from acquiring, without prior approval of the director of the OTS (i) control of any other savings association or savings and loan holding company or substantially all of the assets thereof or (ii) more than 5% of the voting shares of a savings association or holding company thereof that is not a subsidiary. The director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company that controls savings associations in more than one state if (i) the multiple savings and loan holding company involved controls a savings association that operated a home or branch office located in the state of the association to be acquired as of March 5, 1987; (ii) the acquirer is authorized to acquire control of the savings association pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act; or (iii) the statutes of the state in which the association to be acquired is located specifically permit institutions to be acquired by state-chartered associations or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings associations).

Regulation of the Banks

     General. CENIT Bank is a federally chartered savings bank and Princess Anne is a Virginia state chartered commercial bank, and their deposit accounts are insured up to applicable limits by the FDIC through the SAIF and BIF. The Banks are subject to extensive regulation by the OTS, the SCC and the FDIC, and must file reports with the OTS, Federal Reserve and, for Princess Anne, the SCC concerning its activities and financial condition, in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with or acquisitions of other financial institutions. The OTS, FDIC, Federal Reserve and the SCC conduct periodic examinations to test the Banks' compliance with various regulatory requirements. The OTS completed its most recent regular supervisory examination in April, 1997. The SCC completed its most recent regular supervisory examination in February, 1996. The Federal Reserve completed its most recent examination in January, 1997. In March, 1997, the Federal Reserve completed a compliance examination of Princess Anne, and in February, 1998, a multi-agency compliance examination of CENIT Bank was completed. CENIT Bank is also a member of the FHLB-Atlanta and is subject to certain limited regulation by the Federal Reserve. Princess Anne is also a member of the FHLB-Atlanta.

     FIRREA. FIRREA, which was signed into law in 1989, substantially changed the structure of regulatory oversight and supervision of all savings and banking institutions, including the Banks, and of holding companies of savings institutions and banks. Under FIRREA, most of the regulatory authority previously exercised by the Federal Home Loan Bank Board (the "FHLBB") was transferred to the OTS, an office of the Department of the Treasury. In addition, FIRREA abolished the Federal Savings and Loan Insurance Corporation (the "FSLIC") and transferred its functions with respect to deposit insurance to the FDIC, which administers the SAIF and BIF. As a result, the FDIC was granted certain regulatory and examination authority over CENIT Bank. The FDIC fund existing prior to the enactment of FIRREA is now known as the BIF, which continues to insure the deposits of commercial banks and certain savings banks and is also administered by the FDIC. Although the FDIC administers both funds, the assets and liabilities of the two funds are not commingled.

     The enforcement authority available to regulators was substantially enhanced by FIRREA. The OTS, as the primary regulator of savings institutions, has extensive enforcement authority over all savings institutions and all savings and loan holding companies, including CENIT Bank. The Federal Reserve, as one of the primary regulators of banks, has extensive enforcement authority over member banks and their holding companies, including the Company and Princess Anne. The FDIC also has authority to impose enforcement action on savings institutions and banks in certain situations. This enforcement authority applies to all "institution- affiliated parties", including directors, officers, controlling stockholders, and other persons or entities participating in the affairs of the institution, as well as attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.

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

     Financial Reporting. Insured institutions with $500 million or more in total assets are required to submit independently audited annual reports to the FDIC and the appropriate agency (and state supervisor when applicable). These publicly available reports must include (a) annual financial statements prepared in accordance with generally accepted accounting principles and such other disclosure requirements as required by the FDIC or the appropriate agency and
(b) a management report signed by the Chief Executive Officer and the Chief Financial Officer or Chief Accounting Officer of the institution that contains a statement of the management's responsibilities for (i) preparing the annual financial statements; (ii) establishing and maintaining an adequate internal control structure and procedures for financial reporting; and (iii) complying with the laws and regulations designated by the FDIC relating to safety and soundness and an assessment of (aa) the effectiveness of the internal control structure and procedures for financial reporting as of the end of the fiscal year and (bb) the institution's compliance during the fiscal year with applicable laws and regulations designated by the FDIC relating to safety and soundness. With respect to any internal control report, the institution's independent public accountants must attest to, and report separately on, assertions of the institution's management contained in such report. Any attestation by the independent accountant pursuant to this section would be made in accordance with generally accepted auditing standards for attestation engagements. The total assets of CENIT Bank and Princess Anne were each less than $500 million at December 31, 1997. Accordingly, both banks are exempt from the additional reporting requirements of this section.

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

     In  connection  with  such  action,  each  agency  promulgated  regulations defining the following five categories in which an insured depository institution will be placed, based on the adequacy of their regulatory capital level: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Based upon the applicable regulations, at December 31, 1997, the Banks would be considered well capitalized. The legislation requires a critical capital level in an amount that is not less than 2% of total assets or more than 65% of the required minimum leverage capital level. In addition to the various capital levels, the FDIC Improvement Act provides additional noncapital levels whereby the appropriate agency can treat an institution as if it were in the next lower category if the appropriate agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice.

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

     Deposit Insurance Funds Act of 1996. One of the primary purposes of the Deposit Insurance Funds Act of 1996 was to provide a means for recapitalizing the SAIF. See"--Insurance of Accounts, Assessments and Regulation by the FDIC." This act also had the effect of eliminating dual regulation of holding companies like the Company. Prior to the adoption of this act, the Company was subject to regulation both by the OTS as a savings and loan holding company and by the Federal reserve as a bank holding company. After enactment of this law, the Company is subject to the primary regulation of the Federal Reserve, which is now the "appropriate banking agency" for the Company for purposes of many federal banking regulations. However, upon completion of the merger of Princess Anne into CENIT Bank, the OTS will become the "appropriate banking agency" for the Company.

     Equity Risk Investments. OTS regulations limit a savings institution's ability to invest in "equity risk investments," which include investments in equity securities, real estate, service corporations and operating subsidiaries, as well as most land loans and nonresidential construction loans with loan-to-value ratios in excess of 80%. The FDIC Improvement Act generally provides that Princess Anne may not make or acquire any type of equity investment that is not permissible for a national bank. At December 31, 1997, the Banks were in compliance with such limitations.

     Other Investment Limitations. Federally chartered savings institutions such as CENIT Bank are also subject to various other restrictions on their investment and lending activities. Federally chartered savings institutions may make secured or unsecured loans for commercial, corporate, business or agricultural purposes in an amount not in excess of 10% of the institution's assets. In addition, the aggregate investment in nonresidential real estate loans may not exceed 400% of a federally chartered savings institution's total capital; however, an institution may be permitted to exceed the 400% limitation if the OTS determines that any relief from this restriction poses no significant risk to the safe and sound operations of the savings institution and is consistent with prudent operating practices. Federally chartered savings institutions may make loans for personal, family or household purposes, but such holdings and investments may not exceed 35% of the savings institution's assets. State chartered banks such as Princess Anne are also subject to various restrictions and limitations on their investment and lending activities. Such restrictions and limitations cover investments in real estate owned by the bank, investments in stock or securities of service corporations and subsidiaries, loans secured by real estate, construction loans, loans secured by stock or securities, and other loans and investments. At December 31, 1997, the Banks were in compliance with the above requirements.

     Loans-to-One-Borrower Limitations. FIRREA imposed limitations on the aggregate amount of loans that a savings association could make to any one borrower, including related entities. Under FIRREA, the permissible amount of loans-to-one-borrower now follows the national bank standard for all loans made by savings associations, as compared to the pre-FIRREA rule which applied the national bank standard only to commercial loans made by federally chartered savings associations. The national bank standard generally does not permit loans-to-one-borrower to exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. Virginia state chartered banks are also prohibited from making loans to one borrower that exceed 15% of the bank's unimpaired capital and surplus. At December 31, 1997, the Banks had no borrowers to which they had outstanding loans in excess of their respective loans-to-one-borrower limit.

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

     CENIT Bank. Effective December 7, 1989, the Director of the OTS adopted new capital standards that require savings associations to satisfy three different capital requirements. Under these standards, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of a savings association's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets, with only a limited exception for purchased mortgage servicing rights. At December 31, 1997, CENIT Bank had an intangible asset totaling $4.0 million representing the unamortized portion of goodwill recorded in connection with the Homestead merger and the goodwill and core deposit intangible assets recorded in connection with the assumption of deposits of five Essex branches. At December 31, 1997, CENIT Bank did not have any purchased mortgage servicing rights or supervisory goodwill.

     Both core and tangible capital are further reduced by an amount equal to a savings association's debt and equity investments in subsidiaries engaged in activities not permissible for national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). At December 31, 1997, the Company had no subsidiaries currently engaged in activities not permissible for national banks.

     Adjusted total assets are a savings association's total assets as determined under generally accepted accounting principles, increased by certain goodwill amounts and by a prorated portion of the assets of subsidiaries in which the savings association holds a minority interest and that are not engaged in activities for which the capital rules require the savings association to net its debt and equity investments in such subsidiaries against capital. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of a savings association's investments in subsidiaries that must be netted against capital under the capital rules and, for purposes of the core capital requirement, qualifying supervisory goodwill.

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

     The OTS calculates changes in an institution's NPV quarterly based on financial data submitted by the institution and then provides the institution with its interest rate risk capital requirement. The amount required to be incorporated into each quarterly calculation is the lowest interest rate risk capital requirement calculated by the OTS for the three prior quarter ends. However, the OTS has delayed implementation of an automatic interest rate risk capital deduction at this time. While the OTS calculates the interest rate risk capital requirement, the interest rate risk capital requirement is currently being waived by the OTS. As of the December 31, 1997 OTS calculations, no deduction of risk-based capital would have been required if such regulation had been effective as of such date.

     The following table summarizes CENIT Bank's capital ratios and balances at December 31, 1997 (dollars in thousands).

                                          Capital Requirement            Actual Capital                Excess Capital
                                      Percentage       Amount         Percentage   Amount         Percentage    Amount
                                      ----------       ------         ----------   ------         ----------    ------

             Core                         3.0%         $  14,744         6.6%      $  32,302         3.6%       $  17,558
             Tangible                     1.5              7,372         6.6          32,302         5.1           24,930
             Tier 1 risk-based            4.0             11,610        11.1          32,302         7.1           20,692
             Total risk-based             8.0             23,221        12.0          34,799         4.0           11,578

     Princess Anne. The FDIC has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk- weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.0%, of which at least 5.0% generally must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. Princess Anne had a ratio of risk-weighted assets to total capital of 12.4% at December 31, 1997 and a ratio of risk- weighted assets to Tier 1 capital of 11.4%. Both of these exceed the capital requirements adopted by the federal regulatory agencies.

     In addition, the Board of Governors of the Federal Reserve System has established minimum leverage ratio guidelines of Tier 1 Capital to adjusted quarterly assets equal to 3.0% for banks that meet certain specified criteria. All other banks will generally be required to maintain a leverage ratio ranging from 4.0% to 5.0%. Princess Anne's leverage ratio at December 31, 1997 was 7.1%, which exceeds the regulatory minimum.

     The following table summarizes Princess Anne's capital ratios and balances at December 31, 1997 (dollars in thousands).


                                          Capital Requirement            Actual Capital                Excess Capital
                                      Percentage       Amount         Percentage   Amount         Percentage    Amount
                                      ----------       ------         ----------   ------         ----------    ------

             Leverage                     4.0%         $   7,931         7.1%      $  14,006         3.1%       $   6,075
             Tier 1 risk-based            4.0              4,905        11.4          14,006         7.4            9,101
             Total risk-based             8.0              9,810        12.4          15,184         4.4            5,374

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

     The Company. As a bank holding company, the Company is also subject to the capital adequacy guidelines established by the Federal Reserve Board. The following table summarizes the Company's capital ratios and balances at December 31, 1997 (dollars in thousands).


                                          Capital Requirement            Actual Capital                Excess Capital
                                      Percentage       Amount         Percentage   Amount         Percentage    Amount
                                      ----------       ------         ----------   ------         ----------    ------

             Leverage                     4.0%         $  27,383        6.6%       $  45,071         2.6%       $  17,688
             Tier 1 risk-based            4.0             16,632       10.8           45,071         6.8           28,439
             Total risk-based             8.0             33,264       11.7           48,854         3.7           15,590

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

     OTS regulations also prohibit CENIT Bank from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory (or total) capital of CENIT Bank would be reduced below the amount required to be maintained for the liquidation account established by it for certain depositors in connection with its conversion from mutual to stock form. For additional information, see note 21 of the Notes to the Consolidated Financial Statements included with this report.

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

     At December 31, 1997, approximately 87.4% of CENIT Bank's assets were invested in qualified thrift investments, which was in excess of the percentage required to qualify CENIT Bank under the QTL test in effect at that time. CENIT Bank will remain in compliance unless its monthly average percentage of qualified thrift investments to portfolio assets falls below 65% in nine months out of any 12-month period.

     Liquidity. All savings institutions, including CENIT Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required liquid asset ratio is 4%.

     Liquid assets for purposes of this ratio include specified short-term assets (e.g., cash, certain time deposits, certain bankers' acceptances and short-term United States Treasury obligations), and long-term assets (e.g., United States Treasury obligations of more than one and less than five years, Federal and state agency obligations with a minimum term of 18 months and mortgage-backed certificates with maturities of five years or less). The regulations governing liquidity requirements include as liquid assets debt securities hedged with forward commitments obtained from, or debt securities subject to repurchase agreements with, members of the Association of Primary Dealers in United States Government Securities or banks whose accounts are insured by the FDIC, debt securities directly hedged with a short financial futures position, and debt securities that provide the holder with a right to redeem the security at par value, regardless of the stated maturities of such securities. FIRREA also authorizes the OTS to designate as liquid assets certain mortgage-related securities and certain mortgage loans qualifying as backing for certain mortgage-backed securities with less than one year to maturity. Penalties may be imposed upon a savings institution for violations of liquidity requirements. At December 31, 1997, CENIT Bank was in compliance with these requirements, with an overall liquidity ratio of 8.8%.

     State chartered banks such as Princess Anne are required to maintain adequate reserves related to the demand deposits and time deposits held by the bank. Such reserve requirements may be imposed by the Federal Reserve and by the SCC under the Virginia Banking Act. At December 31, 1997, Princess Anne was maintaining appropriate reserves as required by law with respect to its demand deposits and time deposits.

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

     FICO assessment rates for the first  semiannual  period of 1998 were set at
 .01256%   annually  for   BIF-assessable   deposits  and  .0628%   annually  for
SAIF-assessable deposits. These rates may be adjusted quarterly to reflect changes in assessment bases for the BIF and SAIF. By law, the FICO rate on BIF-assessable deposits must be one-fifth the rate on SAIF assessable deposits until the insurance funds are merged or until January 1, 2000, whichever occurs
first.   There  was  no  FDIC   assessment   for  either  SAIF-   assessable  or
BIF-assessable deposits for the first semiannual period of 1998.

     From time to time, there are various proposals that involve increasing the deposit insurance premiums paid by banks and/or savings institutions. The Company is unable to predict whether or to what extent the rates that the Banks pay for federal deposit insurance may increase in future periods as a result of such proposals. Such increases would adversely affect its operations.

     The FDIC may terminate the deposit insurance of any depository institution, including the Banks, if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the Banks' deposit insurance.

     On December 20, 1996, the FDIC Board of Directors adopted the Federal Financial Institutions Examination Council's updated statement of policy entitled Uniform Financial Institutions Rating System ("UFIRS"). The updated UFIRS replaces the previous rating system established in the 1979 statement of policy, and was effective January 1, 1997. Under the previous UFIRS, each financial institution is assigned a composite rating based on an evaluation and rating of five essential components of an institution's financial condition and operations. The five component areas are Capital adequacy, Asset quality, Management, Earnings and Liquidity ("CAMEL"). The updated UFIRS indicates the addition of a sixth component for Sensitivity to market risk ("CAMELS"). The new sixth component addresses the degree to which changes in interest rates, foreign exchange rates, commodity prices or equity prices can adversely affect a financial institution's earnings or capital. The new component focuses on an institution's ability to monitor and manage its market risk, and will provide an institution's management with a clearer and more focused indication of supervisory concerns in this area. The Banks do not believe that this statement of policy will materially affect its operations.

     Federal Home Loan Bank System. The Banks are members of the FHLB-Atlanta, which is one of twelve regional FHLBs that administers the home financing credit functions of savings associations. As a member of the FHLB system, CENIT Bank is required to purchase and maintain stock in the FHLB-Atlanta in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans and mortgage-backed securities, 0.3% of its assets or 5% (or such greater fraction as established by the FHLB) of its outstanding FHLB advances. Princess Anne is required to purchase and maintain stock in the FHLB-Atlanta in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans and mortgage-backed securities, 0.3% of its assets or 10% (or such greater fraction as established by the FHLB) of its outstanding FHLB advances. At December 31, 1997, CENIT Bank and Princess Anne held $6.5 million and $1.9 million, respectively, in FHLB stock, which was in compliance with these requirements.

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

     Pursuant to FIRREA, each FHLB is required to provide funds for the resolution of troubled savings institutions and to establish programs for affordable housing that involve interest subsidies from the FHLBs on advances to members engaged in lending at subsidized interest rates for low- and moderate-income, owner-occupied housing and affordable rental housing, and certain other community purposes. These contributions are expected to affect adversely the level of FHLB dividends paid and the value of FHLB stock, as well as interest rates payable on, and availability of, advances from the FHLB in the future. For the year ended December 31, 1997, dividends paid by FHLB-Atlanta to the Company totaled $627,000.

     Federal Reserve System. The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At December 31, 1997, the Banks were in compliance with such requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy applicable liquidity requirements. However, because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve, the effect of this reserve requirement is to reduce the Company's interest-earning assets.

     As a member of the Federal Reserve System, Princess Anne is required to purchase shares of Federal Reserve Bank stock with a par value of $100 equal to 6.0% of the bank's capital and surplus. One-half of the amount of the bank's subscription shall be paid to the Federal Reserve Bank and the remaining half will be subject to call when deemed necessary by the Board of Governors of the Federal Reserve System. At December 31, 1997, Princess Anne owned 6,218 shares totaling $311,000 which was in compliance with these requirements.

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

     Under the applicable statutes of limitation, the Company's and Princess Anne's federal income tax returns for 1994 through 1996 and 1994 through 1995, respectively, are open to examination by the Internal Revenue Service (the "Service"). The Company is unaware, however, of any current or pending Service examinations of the Company's or Princess Anne's returns for any of those open years.

     The Company reports its income and expenses on the accrual method of accounting and files a consolidated federal income tax return on a December 31 calendar year basis. Consolidated tax returns have the effect of eliminating intercompany distributions, including dividends, from the computation of consolidated taxable income for the taxable year in which the distributions occur.

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

     During 1996, new tax legislation was enacted that repealed the reserve method of accounting for bad debts of qualified thrift institutions and, for years after 1995, CENIT Bank will only be eligible to claim tax deductions for bad debts under the rules for banks. Because CENIT Bank is a "large bank" as that term is defined in the Code, it is required to compute its bad debt deduction based only on actual chargeoffs. Additionally, the new legislation requires a thrift institution to recapture over a six-year period its reserve as of December 31, 1995, to the extent it exceeds its reserve balance at December 31, 1987. CENIT Bank is recapturing the excess reserve of approximately $139,000 over six years.

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

     Thrift Charter Conversion. CENIT Bank's retained earnings at December 31, 1997 included $6,134,000 representing that portion of CENIT Bank's reserve for bad debts for which no provision for income taxes has been made. Under legislation passed in 1996, this amount would not be subject to federal income taxes if CENIT Bank were to convert to, or merge with, a commercial bank. This amount would be subject to federal income taxes if CENIT Bank were to use the reserve for purposes other than to absorb losses.

     Corporate Minimum Tax. The Company and its subsidiaries could be subject to an alternative minimum tax ("AMT") which is imposed to the extent that it exceeds the consolidated group's regular tax liability for a year. The alternative minimum tax generally will apply at a rate of 20% to a base of regular taxable income plus certain tax preferences and adjustments ("alternative minimum taxable income" or "AMTI"), less an exemption amount. Currently no more than 90% of the AMTI may be offset by net operating losses (as determined for AMTI purposes). Payment of the AMT may be used as a credit against a portion of the regular tax liabilities in future years. The Code provisions relating to the AMT also: (i) treat as a preference item interest on certain tax-exempt private activity bonds issued on or after August 8, 1986; and
(ii) include in AMTI (for tax years beginning after 1989) an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceed its AMTI (determined without regard to this preference and before reduction for the alternative tax net operating losses). The consolidated group was not subject to the AMT in 1997.

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

Executive Officers of the Registrant

     The following table sets forth information with respect to the executive officers of the Banks as of December 31, 1997. Messrs. Ives, Foster, and Guthrie hold substantially identical positions for both CENIT Bank and the Company. Mr. Woods serves as Senior Vice President/Credit Policy and Administration for the Company.

     CENIT Bank

               Name                 Age                Position Held
           Michael S. Ives           45      President/Chief Executive
                                             Officer/Director

           David A. Foster           37      First Vice President/Treasurer and
                                             Principal Accounting Officer

           Barry L. French           54      Senior Vice President/
                                             Retail Banking Group Manager

           John O. Guthrie           48      Senior Vice President/
                                             Chief Financial Officer and
                                             Finance Group Manager

           Patrick L. Hillard        37      Senior Vice President/
                                             CENIT Mortgage Company

           Roger J. Lambert          48      Senior Vice President/
                                             Information Services Group Manager

           Barbara N. Lane           48      Senior Vice President/
                                             Administrative Services
                                             Group Manager

           Alvin D. Woods            53      Senior Vice President/
                                             Chief Lending Officer and
                                             Lending Group Manager

    Princess Anne

           J. Morgan Davis           46      President/Chief Executive Officer/
                                             Director

           Winfred O. Stant, Jr.     44      Senior Vice President/
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

     The Company conducts its business through its corporate headquarters and twenty retail branch offices, all of which are located in the Hampton Roads area. The following table sets forth information about each of the Banks' offices at December 31, 1997. The total net book value of the Banks' property and equipment at December 31, 1997 was approximately $14.2 million.


                                                                         Owned          Expiration           Net Book
                                                                           or             Date of                 Value
     Location                         Year Office Opened                 Leased            Lease        (Dollars in thousands)
     --------                         ------------------                 ------         -----------     ---------------------

Corporate Headquarters
225 W. Olney Road
Norfolk, Virginia                   1979                               Owned                 -                $   1,214
Retail Branch Offices - CENIT Bank
745 Duke Street
Norfolk, Virginia                   1889 (Relocated in 1979)           Owned                 -                      820
2203 E. Little Creek Road
Norfolk, Virginia                   1959 (Relocated in 1980)           Owned                 -                      310
300 E. Main Street
Norfolk, Virginia                   1993 (Relocated in 1995)           Leased             June, 2005                105
3315 High Street
Portsmouth, Virginia                1955
                                    (Relocated in 1989 and 1994)       Leased             August, 2000               70
675 N. Battlefield Blvd.
Chesapeake, Virginia                1989                               Owned                 -                      820
2600 Taylor Road
Chesapeake, Virginia                1988                               Owned                 -                      370
3220 Churchland Blvd.
Chesapeake, Virginia                1986                               Leased             December, 2000             33
2205 Executive Drive
Hampton, Virginia                   1973 (Relocated in 1989)           Owned                 -                      777
110 Ottis Road
York County, Virginia               1994                               Owned                 -                    1,804
(Retail/Mortgage Office)
5007 Victory Boulevard
York County, Virginia               1995                               Leased             November, 2010            206
13307 Warwick Blvd.
Newport News, Virginia              1996                               Owned                                        415
6101 Military Highway
Norfolk, Virginia                   1996                               Leased             October, 2001             235
550 Settlers Landing Road
Hampton, Virginia                   1996                               Owned                                        628
Mortgage Branch Office - CENIT Bank
2612 Taylor Road
Chesapeake, Virginia                1993                               Owned                 -                      530

Retail Branch Offices - Princess Anne
1616 Laskin Road                                                       Land-
Virginia Beach, Virginia            1975                               Leased             June, 2005                  -
                                                      Building and improvements owned                               153
699 Independence Boulevard
Virginia Beach, Virginia            1975                               Owned                 -                      664
905 Kempsville Road
Virginia Beach, Virginia            1978                               Owned                 -                      393
641 Lynnhaven Parkway
Virginia Beach, Virginia            1985                               Leased             March, 2000               271
4801 Columbus Street
Virginia Beach, Virginia            1987                               Leased             March, 2003                35
3001 Shore Drive
Virginia Beach, Virginia            1989 (Relocated in 1996)           Leased             January, 2002              45
3901 Holland Road
Virginia Beach, Virginia            1997                               Leased             January, 2002             219
Other Real Property                                                                                                 939
                                                                                                                   ----
     Total Real Property                                                                                         11,056
Other Fixed Assets
Furniture, fixtures, equipment and vehicles                                                                       3,174
                                                                                                                   ----
     Total                                                                                                    $  14,230
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

Item 4 - Submission of Matters to a Vote of Security Holders

     During the fourth quarter ended December 31, 1997, no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.

                                     PART II

Item 5 - Market for Registrant's Common Stock and Related Stockholder Matters

     The Company's Common Stock trades on the Nasdaq Stock Market under the symbol CNIT. The following table presents the reported high and low sales prices of the Company's Common Stock by quarters in fiscal years 1997 and 1996.

                         1997 (2)                           1996 (2)
                  ---------------------           -----------------------
  Quarter         High (1)         Low (1)          High (1)         Low (1)
  -------         ----             ---              ----             ---
  First           $ 46             $ 40           $36  5/16          $ 33
  Second            48 3/4           40            35  1/2             33
  Third             61 3/4           48 1/2        41  1/4             31 3/4
  Fourth            80               61 1/4        41  1/2             38 1/2

(1)  The source for the high and low sales prices by quarter is Nasdaq.
(2) Sales prices have not been restated for the 3-for-1 stock split declared on March 24, 1998.

     The Company paid a quarterly cash dividend on its Common Stock of $.10, $.20, $.20 and $.25 per share for the first, second, third and fourth quarters, respectively, of 1996 and $.25 per share for each quarter in 1997. The Company also declared quarterly cash dividends of $.30 per share for the first quarter of 1998, and $.10 per share after giving effect to the 3-for-1 stock split for the second quarter of 1998. If the Company experiences quarterly results in line with projections, the Company intends to continue the quarterly dividend at $.10 per share after giving effect to the 3-for-1 stock split. See note 26 of the Notes to the Consolidated Financial Statements filed with this report. However, no assurance can be given that such dividends will be paid at all or, if paid, that such dividends will not be reduced or eliminated in future periods. The declaration of dividends by the Board of Directors of the Company will depend upon a variety of factors, including, but not limited to, the Company's and the Banks' current and projected results of operations and financial condition, regulatory capital requirements, applicable statutory and regulatory restrictions on the payment of dividends, alternative uses of capital, tax considerations, and general economic conditions. The declaration of dividends by the Company in the future initially will depend upon dividend payments by the Banks to the Company. Pursuant to OTS regulations, all capital distributions by savings institutions, including the declaration of dividends, are subject to limitations that depend largely on the level of the institution's capital following such distribution. Also, capital distributions by Princess Anne are subject to various limitations established by the Federal Reserve Board and the Virginia State Corporation Commission. For information concerning these regulations, see "Item 1.--Business-Regulation and Supervision--Regulation of the Banks--Capital Distributions." Moreover, CENIT Bank will not be permitted to pay dividends on, or repurchase, any of its capital stock if such dividends or repurchases would cause the total capital of CENIT Bank to be reduced below the amount required for its liquidation account established in connection with the Conversion. See note 21 of the Notes to the Consolidated Financial Statements filed with this report.

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

     Earnings appropriated for bad debt reserves and deducted for federal income tax purposes cannot be used by CENIT Bank to pay cash dividends to the Company without the payment of income taxes by CENIT Bank on the amount deemed distributed, which would include the amount of any federal income taxes attributable to the distribution. Neither the Company nor CENIT Bank anticipates creating federal tax liabilities in this manner. See "Item 1-Business--Federal and State Taxation" and note 16 of the notes to Consolidated Financial Statements filed with this report.

     As of February 6, 1998, there were approximately 1,134 holders of record of the Company's Common Stock.

Item 6 - Selected Financial Data

     The following table presents selected financial data for the five years ended December 31, 1997.

                                                                  At or for the year ended December 31, (1)
                                                     1997            1996           1995           1994            1993
(Dollars in thousands, except per share)
Financial Condition Data:
Total assets                                       $ 718,083      $ 707,100       $639,812       $ 575,675      $ 508,421
U.S. Treasury and other U.S. Government
    agency securities, net                            45,347         46,305         65,118          44,650         55,953
Loans held for investment, net                       486,487        422,219        319,194         305,578        258,604
Mortgage-backed certificates, net                     91,841        177,706        203,176         175,763        135,812
Real estate owned, net                                 1,098          2,769          1,828           5,718          3,575
Deposits                                             507,670        498,965        450,530         420,422        407,309
Borrowings                                           157,239        155,138        138,171         109,035         58,560
Stockholders' equity                                  49,937         49,608         46,729          42,217         39,810
Operating Data:
Interest income                                    $  50,776      $  48,171       $ 45,527       $  37,826      $  34,004
Interest expense                                      29,310         28,087         27,476          19,496         16,910
                                                      -------------------------------------------------------------------
    Net interest income                               21,466         20,084         18,051          18,330         17,094
Provision for loan losses                                600            377            697             490          1,667
                                                      -------------------------------------------------------------------
Net interest income after provision for loan losses   20,866         19,707         17,354          17,840         15,427
Other income                                           5,713          3,894          2,944           2,765          2,956
Other expenses                                        17,312         18,172         16,174          14,402         13,099
                                                      -------------------------------------------------------------------
Income before income taxes                             9,267          5,429          4,124           6,203          5,284
Provision for income taxes                             3,264          1,821          1,652           2,226          1,637
                                                       ------------------------------------------------------------------
Net income                                         $   6,003      $   3,608       $  2,472       $   3,977      $   3,647
                                                   ======================================================================
Earnings per share:
    Basic                                          $    3.71      $    2.23       $   1.55       $    2.53      $    2.33
                                                   ======================================================================
    Diluted                                             3.61           2.17           1.50            2.46           2.30
                                                   ======================================================================
Cash dividends per share                           $    1.00      $     .75       $    .40       $     .36      $     .27
                                                   ======================================================================

Pro forma earnings per share to reflect
    3 for 1 stock split approved by Board
    of Directors on March 24, 1998
       Basic                                       $    1.24      $     .74       $    .52       $     .84      $    .78
                                                   =====================================================================
       Diluted                                          1.20            .72            .50             .82           .77
                                                   =====================================================================

Selected Financial Ratios and Other Data:

Return on average assets                                 .86% (2)      0.54% (3)      0.40% (4)       0.72%         0.76%
Return on average stockholders' equity                 12.00  (2)      7.56  (3)      5.57  (4)       9.75          9.83
Average stockholders' equity to average assets          7.17           7.20           7.21            7.40          7.76
Stockholders' equity to total assets at year end        6.95           7.02           7.30            7.33          7.83
Interest rate spread                                    2.85           2.83           2.60            3.10          3.36
Net interest margin                                     3.27           3.22           3.07            3.47          3.78
Other expenses to average assets                        2.48  (2)      2.74  (3)      2.63  (4)       2.61          2.76
Net interest income to other expenses                 123.99  (2)    110.52  (3)    111.61  (4)     127.27        130.50
Nonperforming assets to total assets                     .34            .80            .45            1.42          1.01
Allowance for loan losses to total net loans             .78            .90           1.16            1.24          1.56
Dividend payout ratio (5)                              26.95          33.63          25.81           14.23         11.59
Book value per share                               $   31.72  (6) $   30.34       $  29.27       $   26.66      $  25.41
Tangible book value per share                          29.17  (6)     27.66          28.15           25.45         25.41
Number of retail branch offices                           20             19             16              15            12
________

(1) On August 1, 1995, Princess Anne became a wholly-owned subsidiary of the Company in a merger accounted for by the pooling of interests method of accounting. Accordingly, the consolidated financial data presented gives effect to this merger and the accounts of Princess Anne have been combined with those of the Company for all periods presented. Also, on April 1, 1994, CENIT Bank merged with Homestead Savings Bank, FSB ("Homestead"). This merger was accounted for by the purchase method of accounting. The consolidated financial data presented above includes the results of
     Homestead's   operations   and  financial   condition   from  the  date  of
     acquisition.
(2) Exclusive of the $405 of expenses related to the proxy contest and other matters and the related tax effect, the return on average assets and return on average stockholders' equity for the year ended December 31, 1997 would have been .90% and 12.50%, respectively, and the ratio of other expenses to average assets and net interest income to other expenses would have been 2.42% and 126.97%, respectively.
(3) Exclusive of the $2,340 one-time SAIF special assessment paid in November, 1996 and the related tax effect, the return on average assets and return on average stockholders' equity for the year ended December 31, 1996 would have been .76% and 10.52%, respectively, and the ratio of other expenses to average assets and net interest income to other expenses would have been 2.39% and 126.86%, respectively.


(4) Exclusive of the $757 of merger expenses and the $563 loss on the sale of securities and the related tax effect, the return on average assets and return on average stockholders' equity for the year ended December 31, 1995 would have been .57% and 7.91%, respectively. Exclusive of the $757 of merger expenses relating to the Princess Anne combination, the ratio of other expenses to average assets and net interest income to other expenses would have been 2.50% and 117.09%, respectively.
(5) Represents dividends per share divided by basic income per share. Dividends per share represent historical dividends declared by the Company.
(6) Book value per share and tangible book value per share, computed by including unallocated common stock held by the Company's Employee Stock Ownership Plan at December 31, 1997, were $30.14 and $27.72, respectively.


Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition of the Company

     Total assets. At December 31, 1997, the Company had total assets of $718.1 million, an increase of $11.0 million since December 31, 1996. This increase is accounted for primarily by increases in residential single-family loans, home equity and second mortgage loans and by an increase in federal funds sold, the effect of which was partially offset by a decrease in securities available for sale.

     Securities Available For Sale. Securities available for sale totaled $137.2 million at December 31, 1997 compared to $224.0 million at December 31, 1996. This decline resulted from the Company's effort to reinvest funds from the securities available for sale portfolio to the loan portfolio. The net decrease of $86.8 million from December 31, 1996 resulted primarily from the net effect of $49.2 million of mortgage-backed certificate repayments, $17.0 million of proceeds from the maturities or calls of securities, $16.1 million of U.S. Treasury and other U.S. Government agency securities purchases, and $35.4 million of proceeds from the sale of securities.

     The portfolio of securities available for sale at December 31, 1997 was comprised of $6.0 million of other U.S. Government agency securities, $39.3 million of U.S. Treasury securities and $91.8 million of mortgage-backed certificates.

     Loans. The balance of net loans held for investment increased 15.2% from $422.2 million at December 31, 1996 to $486.5 million at December 31, 1997.

     Adjustable-rate residential single-family loans increased from $157.5 million at December 31, 1996 to $213.7 million at December 31, 1997. The increase in adjustable-rate residential single-family loans resulted from both the origination of loans by the Company and from the purchase of loans, including bulk purchases totaling $45.5 million during 1997. These purchased loans are secured by real estate located outside the Company's primary market area. Bulk loan purchases for 1996 totaled $84.6 million. The Company will continue to make bulk purchases of adjustable-rate single-family loans secured by real estate located outside of its primary market area in 1998.

     Home equity and second mortgage loans increased from $29.6 million at December 31, 1996 to $45.2 million at December 31, 1997. This increase resulted primarily from the continuation of a successful program added to the Company's retail banking strategy in 1996, which was evidenced by a 64.3% increase in originations from $19.9 million in 1996 to $32.7 million in 1997.

     Deposits. During 1997, the Company's total deposits increased from $499.0 million at December 31, 1996 to $507.7 million at December 31, 1997. The Company's noninterest-bearing deposits increased by 18.9% from $46.2 million at December 31, 1996 to $54.9 million at December 31, 1997. This increase in noninterest-bearing deposits resulted from the Company's ongoing strategy to seek lower-cost deposits to further enhance the Company's profitability.

     Borrowed Funds. The Company's borrowed funds, which include Federal Home Loan Bank ("FHLB") advances, other borrowings, and securities sold under agreements to repurchase, increased from $155.1 million at December 31, 1996 to $157.2 million at December 31, 1997. FHLB advances decreased from $148.0 million to $145.0 million during this period, while other borrowings and securities sold under agreements to repurchase increased by $5.1 million. The Company may continue to use FHLB advances to fund the purchase of residential mortgage loans, U.S. Treasury or other U.S. Government agency securities with maturities of three years or less, or mortgage-backed certificates.

     Capital. The Company's and Banks' capital ratios significantly exceeded applicable regulatory requirements at both December 31, 1997 and 1996.

     Asset Quality. The Company's total nonperforming assets decreased by 57.1%, to a total of $2.4 million, or .34% of assets, at December 31, 1997 compared to $5.7 million, or .80% of assets, at December 31, 1996. Real estate owned ("REO") and other repossessed assets decreased by 53.0%, from $2.8 million at December 31, 1996 to $1.3 million at December 31, 1997. Nonperforming loans decreased by 61.1%, from $2.8 million at December 31, 1996 to $1.1 million at December 31, 1997.

Comparison of Operating Results for the Years Ended December 31, 1997 and December 31, 1996

     General. The Company's pre-tax income increased by 70.7% to $9.3 million for the year ended December 31, 1997 from $5.4 million for 1996. This increase was attributable primarily to a $1.4 million increase in net interest income, a $1.8 million increase in other income and an $860,000 decrease in other expenses, the effect of which more than offset a $223,000 increase in the provision for loan losses. Other expenses decreased in 1997 primarily as a result of a reduction in federal deposit insurance premiums. Expenses in 1996 included a one-time assessment of $2.3 million in connection with the federal legislation to recapitalize SAIF.

     Net Interest Income. The Company's net interest income before provision for loan losses increased by $1.4 million for the year ended December 31, 1997, a 6.9% increase from 1996. This increase resulted from a $2.6 million increase in interest income, which exceeded a $1.2 million increase in interest expense. The increase in interest income was primarily attributable to an increase in the average balance of loans.

     Interest on the Company's portfolio of mortgage-backed certificates decreased by approximately $4.5 million from $13.2 million for the year ended December 31, 1996 to $8.7 million for the comparable 1997 period. The decrease resulted from a $72.8 million decrease in the average balance of the portfolio which was partially offset by an increase in the average yield of the portfolio from 6.69% in 1996 to 6.96% in 1997. The decrease in the average balance was a consequence of the Company's sale of mortgage-backed certificates and repayments. No mortgage-backed certificates were purchased in 1997.

     The mortgage-backed certificate portfolio at December 31, 1997 had a total amortized cost of $90.7 million and had a weighted average yield of 7.01% for the month of December, 1997. The portfolio includes $5.1 million, or 5.6% of the total portfolio, of fixed- rate mortgage-backed certificates; $83.6 million, or 92.2% of the total portfolio, of adjustable-rate mortgage-backed certificates; and $2.1 million, or 2.2% of the total portfolio, of fixed-rate mortgage-backed certificates with balloon provisions. The weighted average yields for the month of December 1997 for these three classifications were 8.43%, 6.94%, and 6.51%, respectively.

     Interest on loans increased by approximately $8.0 million, or 26.4%, from $30.2 million in the year ended 1996 to $38.2 million in 1997. This increase was attributable to a $118.4 million increase in the average balance of loans, the effect of which more than offset a decrease in the yield on the Company's loan portfolio from 8.59% in 1996 to 8.12% in 1997. The increase in the average balance of loans resulted from both an increase in originations and from the purchase of residential single-family loans. The weighted average yield on the loan portfolio for the month of December 1997 was 8.17%.

     Interest on investment securities decreased $882,000 in 1997 compared to 1996. This decrease resulted from a $12.4 million decrease in the average balance of the portfolio and a decrease in the yield on the portfolio from 6.44% in 1996 to 6.25% in 1997.

     The Company's interest expense increased by $1.2 million, primarily as a result of an increase in interest on deposits, the effect of which was partially offset by a decrease in interest on borrowings. The average balance of interest bearing deposits increased by $41.3 million in 1997 compared to 1996, while the average costs of interest bearing deposits decreased from 4.70% in 1996 to 4.66% in 1997. The average balance of borrowings decreased by $13.3 million in 1997 compared to 1996, while the average cost of the borrowings increased from 5.40% in 1996 to 5.54% in 1997.

     The Company's net interest margin increased from 3.22% for the year ended December 31, 1996 to 3.27% for the year ended December 31, 1997. This increase was the result of an increase in the Company's interest rate spread from 2.83% in the year ended December 31, 1996 to 2.85% in the comparable 1997 period. The increase in the Company's interest rate spread occurred because the Company's overall yield on its interest-earning assets remained level at 7.73%, while the overall cost of its interest-bearing liabilities decreased from 4.90% in 1996 to 4.88% in 1997. The Company's calculations of interest rate spread and net interest rate margin include nonaccrual loans as interest-earning assets.

     The Company's net interest margin remained substantially unchanged during 1997. For the three months ended December 31, 1997, the Company's net interest margin was 3.31% and the interest rate spread was 2.86%. For the three months ended December 31, 1996, the Company's net interest margin was 3.30% and the interest rate spread was 2.91%.

     Provision for Loan Losses. The Company's provision for loan losses increased from $377,000 in 1996 to $600,000 in 1997. Net chargeoffs totaled $623,000 in 1997 compared to $267,000 in 1996. The Company's 1996 provision for loan losses was positively impacted by a $288,000 recovery relating to one loan. At December 31, 1997, the Company's total allowance for loan losses was $3.8 million and nonperforming loans totaled $1.1 million, resulting in a coverage ratio of 343.0%.

     Other Income. Total other income increased by 46.7%, from $3.9 million in 1996 to $5.7 million in 1997. Deposit fees and merchant processing fees increased by $615,000 and $653,000, respectively, in 1997 compared to 1996. Deposit fees increased in 1997 as a result of additional transaction accounts, the addition of two ATMs, full implementation of ATM surcharges and increases in the Company's deposit fee schedule. Merchant processing fees increased in 1997 as the Company continued to experience substantial growth in its merchant portfolio. Brokerage fees recognized by CENIT Bank's commercial mortgage loan brokerage subsidiary increased by $437,000 in 1997 compared to 1996.

     Other Expenses. Total other expenses decreased from $18.2 million in the year ended December 31, 1996 to $17.3 million in 1997. Total other expenses for 1996 includes the $2.3 million SAIF special assessment and for 1997 includes $405,000 of expenses relating to the proxy contest and other matters. Exclusive of the SAIF special assessment in 1996 and the proxy and other expenses in 1997, total other expenses were $15.8 million in 1996 and $16.9 million in 1997.
Salaries and employee benefits increased by $551,000 in 1997 primarily as a result of overall increases in wages and benefits, expansion of the retail banking group, including the opening of two new Super Kmart offices, one in August 1996 and one in November 1997, and additional commissions from CENIT Bank's commercial mortgage loan brokerage subsidiary related to the increase in mortgage loan brokerage revenue. Merchant processing expenses increased by $544,000 in 1997 as a result of increased volume. Expenses related to real estate owned increased by $177,000 during 1997 due to disposal of properties during the year. Net occupancy expenses of premises increased by $133,000 in 1997, reflecting the incremental costs associated with additional retail locations and the renovation of certain existing locations. The impact of the increases in the above expenses was partially offset by a $570,000 decrease in federal deposit insurance premiums in 1997 due primarily to lower premium rates, and a $129,000 decrease in professional fees.

     Income Taxes. The Company's income tax expense for the year ended December 31, 1997 was $3.3 million, which represents an effective tax rate of 35.2%. The Company's income tax expense for 1996 was $1.8 million, which represented an effective tax rate of 33.5%. The effective tax rate increased during 1997 primarily as a result of the increase in the income of CENIT Bank subject to state tax.

Comparison of Operating Results for the Years Ended December 31, 1996 and December 31, 1995

     General. The Company's pre-tax income increased to $5.4 million for the year ended December 31, 1996 from $4.1 million for 1995. This increase was attributable primarily to a $2.0 million increase in net interest income, a $950,000 increase in other income and a $320,000 decrease in the provision for loan losses, the effect of which more than offset a $2.0 million increase in other expenses. Other expenses increased primarily as a result of the $2.3 million pretax charge against earnings relating to the special assessment charged to the Company in connection with the federal legislation to recapitalize the SAIF.

     Net Interest Income. The Company's net interest income before provision for loan losses increased by $2.0 million for the year ended December 31, 1996, an 11.3% increase from 1995. This increase resulted from a $2.6 million increase in interest income, which exceeded a $611,000 increase in interest expense. The increase in interest income was primarily attributable to an increase in the average balance of loans and to an increase in the average balance and average yield of the mortgage-backed certificate portfolio.

     Interest on the Company's portfolio of mortgage-backed certificates increased by approximately $1.8 million from $11.4 million for the year ended December 31, 1995 to $13.2 million for the comparable 1996 period. This increase resulted from both a $16.4 million increase in the average balance of the portfolio and an increase in the average yield of the portfolio from 6.30% in 1995 to 6.69% in 1996. The increase in the average balance was a consequence of the Company's purchase of mortgage-backed certificates in the latter part of 1995 and the first part of 1996 to increase income of the Company. The increase in the yield on mortgage-backed certificates occurred primarily as a result of the Company's December, 1995 sale of lower yielding mortgage-backed certificates with five-year balloon provisions and the replacement of those assets in December, 1995 and January, 1996 with higher-yielding, adjustable-rate mortgage-backed certificates.

     The mortgage-backed certificate portfolio at December 31, 1996 had a total amortized cost of $176.2 million and had a weighted average yield of 6.85% for the month of December, 1996. The portfolio was comprised of $18.0 million, or 10.2% of the total portfolio, of mortgage-backed certificates with five- and seven-year balloon provisions; $151.9 million, or 86.2% of the total portfolio, of adjustable-rate mortgage-backed certificates; and $6.3 million, or 3.6% of the total portfolio, of fixed-rate mortgage-backed certificates.

     Interest on loans increased by approximately $1.3 million from $28.9 million in 1995 to $30.2 million in 1996. This increase was attributable to a $27.8 million increase in the average balance of loans, the effect of which more than offset a decrease in the yield on the Company's loan portfolio from 8.91% in 1995 to 8.59% in 1996. The increase in the average balance of loans resulted from both an increase in originations and from the purchase of residential loans discussed above.

     Interest on investment securities decreased $389,000 in 1996 compared to 1995. This decrease resulted from a $7.8 million decrease in the average balance of the portfolio, the effect of which more than offset an increase in the yield on the portfolio from 6.26% in 1995 to 6.44% in 1996.

     The Company's interest expense increased by $611,000 primarily as a result of an increase in interest on borrowings. Interest on borrowings totaled $8.8 million in the year ended December 31, 1996 compared to $8.1 million in 1995. The average balance of FHLB advances increased by $26.4 million in 1996 compared to 1995 as the Company continued to utilize FHLB advances to fund a portion of its growth. The impact of the increase in average balances of FHLB advances was partially offset by a decrease in the average cost of the advances from 6.16% in 1995 to 5.44% in 1996.

     The Company's net interest margin increased from 3.07% for the year ended December 31, 1995 to 3.22% for the year ended December 31, 1996. This increase was the result of an increase in the Company's interest rate spread from 2.60% in the year ended December 31, 1995 to 2.83% in the comparable 1996 period. The increase in the Company's interest rate spread occurred because the Company's overall yield on its interest-earning assets remained level at 7.73%, while the overall cost of its interest-bearing liabilities decreased from 5.13% in 1995 to 4.90% in 1996. The Company's calculations of interest rate spread and net interest rate margin include nonaccrual loans as interest-earning assets.

     The Company's net interest margin and interest rate spread gradually increased during 1996. For the three months ended December 31, 1996, the Company's net interest margin was 3.30% and the interest rate spread was 2.91%.

     Provision for Loan Losses. The Company's provision for loan losses decreased from $697,000 in 1995 to $377,000 in 1996. The Company's 1996 provision for loan losses was positively impacted by a $288,000 recovery received relating to one loan. Net chargeoffs totaled $267,000 in 1996 compared to $790,000 in 1995. At December 31, 1996, the Company's total allowance for loan losses was $3.8 million and nonperforming loans totaled $2.8 million, resulting in a coverage ratio of 134.2%.

     Other Income. Total other income increased from $2.9 million in 1995 to $3.9 million in 1996. Deposit fees and merchant processing fees increased by $401,000 and $236,000, respectively, in 1996 compared to 1995. Deposit fees increased in 1996 as a result of additional transaction accounts, the addition of seven ATMs and increases in the Company's deposit fee schedule. Merchant processing fees increased in 1996 as the Company continued to experience substantial growth in its merchant portfolio. Gains on the sale of individual loans and servicing from mortgage operations increased by $85,000 in 1996 compared to 1995, primarily as a result of an increase in the volume of loans sold. Also, the Company recognized a net gain of $77,000 on the sale of securities in 1996 compared to a loss of $563,000 in 1995. The effect of these items was partially offset by a $303,000 decrease in brokerage fees recognized by CENIT Bank's commercial mortgage loan brokerage subsidiary.

     Other Expenses. Total other expenses increased from $16.2 million in the year ended December 31, 1995 to $18.2 million in 1996. Total other expenses for 1996 includes the $2.3 million SAIF special assessment and for 1995 includes $757,000 of expenses relating to the Princess Anne merger. Exclusive of the SAIF special assessment in 1996 and the merger expenses in 1995, total other expenses were $15.8 million and $15.4 million, respectively. Salaries and employee benefits increased by $293,000 in 1996 primarily as a result of overall increases in wages and benefits and CENIT Bank's opening of two new Super Kmart offices, one in November, 1995 and one in August, 1996. The impact of the increase in wages and benefits was partially offset by a $141,000 net decrease in commissions in 1996. Net occupancy expense of premises increased by $311,000 in 1996 primarily as a result of incremental costs associated with the opening of three new offices and the relocation of two offices. Merchant processing expenses increased by $209,000 in 1996 as a result of increased volume. The impact of the increases in the above expenses was partially offset by a $334,000 decrease in expenses, gains/losses, and provision for losses on real estate owned and a $202,000 decrease in professional fees in 1996.

     Income Taxes. The Company's income tax expense for the year ended December 31, 1996 was $1.8 million, which represents an effective tax rate of 33.5%. The Company's income tax expense for 1995 was $1.7 million, which represented an effective tax rate of 40.0%. The effective tax rate was higher in the 1995 period due to the nondeductibility of certain merger expenses.

Liquidity

     The Company's primary sources of funds are deposits, principal repayments on loans and mortgage-backed certificates, FHLB advances, proceeds from maturities of investment securities, short-term investments, and funds provided by operations. While scheduled loan and mortgage-backed certificate amortization and short-term investments are a relatively predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions, and competition.

     CENIT Bank is required to maintain specific levels of liquid investments. Current regulations require CENIT Bank to maintain liquid assets, which include short-term assets such as cash, certain time deposits and bankers' acceptances, short-term U.S. Treasury obligations, and mortgage-backed certificates with final maturities of five years or less, as well as certain long-term assets, equal to not less than 5.0% of its net withdrawable accounts plus short-term borrowings. CENIT Bank has generally maintained regulatory liquidity in excess of its required levels. CENIT Bank's liquidity ratio was 8.8% and 9.5% at December 31, 1997 and December 31, 1996, respectively. As a Virginia state chartered bank, Princess Anne is not required by regulation to maintain specific levels of liquid investments.

     At December 31, 1997, the Company had outstanding mortgage and nonmortgage loan commitments, including unused lines of credit, of $41.1 million, outstanding commitments to purchase loans of $28.1 million, outstanding commitments to purchase approximately $9.3 million of adjustable-rate mortgage-backed certificates, and outstanding commitments to sell mortgage loans of $3.9 million, if such loans close. The Company anticipates that it will have sufficient funds available to meet its current commitments.

     Certificates of deposit that are scheduled to mature within one year totaled $258.9 million at December 31, 1997. The Company believes that a significant portion of the certificates of deposit maturing in this period will remain with the Company. The Company's liquidity could be impacted by a decrease in the renewals of deposits or general deposit runoff. However, the Company has the ability to raise deposits by conducting deposit promotions. In the event the Company requires funds beyond its ability to generate them internally, the Company could obtain additional advances from the FHLB. The Company could also obtain funds through the sale of investment securities from its available for sale portfolio.

 Market Risk Management

     The Company's primary market risk exposure is interest rate risk. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of the Company's interest-earning assets and interest-bearing liabilities.

     The primary goal of the Company's asset/liability management strategy is to maximize its net interest income over time while keeping interest rate risk exposure within levels established by the Company's management. The Company's ability to manage its interest rate risk depends generally on the Company's ability to match the maturities and repricing characteristics of its assets and liabilities while taking into account the separate goals of maintaining asset quality and liquidity and achieving the desired level of net interest income. The principal variables that affect the Company's management of its interest rate risk include the Company's existing interest rate gap position, management's assessment of future interest rates, the need for the Company to replace assets that may prepay before their scheduled maturities, and the withdrawal of liabilities over time.

     The Company's primary technique for managing its interest rate risk exposure is the management of the Company's interest sensitivity gap. The interest sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that time period. At December 31, 1997, the Company's one year "positive gap" (interest-earning assets maturing within a period exceed interest-bearing liabilities repricing within the same period) was approximately $25.0 million, or 3.5% of total assets. Thus, during periods of rising interest rates, this implies that the Company's net interest income would be positively affected because the yield of the Company's interest-earning assets is likely to rise more quickly than the cost on its interest-bearing liabilities. In periods of falling interest rates, the opposite effect on net interest income is likely to occur.

     The Company manages its interest rate risk by influencing the adjustable and fixed rate mix of its loans, securities, deposits and borrowings. The Company can add loans or securities with adjustable, balloon or call features, as well as fixed rate loans and mortgage securities if the yield on such loans and securities is consistent with the Company's asset/liability management strategy.

Also, the Company can manage its interest rate risk by extending the maturity of its borrowings or selling certain assets and repaying borrowings.

     Certain shortcomings are inherent in any method of analysis used to estimate a financial institution's interest rate gap. The analysis is based at a given point in time and does not take into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, although certain assets and liabilities may have similar maturities or repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities also may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. The interest rates on loans with balloon or call features may or may not change depending upon their interest rates relative to market interest rates. Additionally, certain assets, such as adjustable-rate mortgages, have features that may restrict changes in interest rates on a short-term basis and over the life of the asset.

     The Company is also subject to prepayment risk, particularly in falling interest rate environments or in environments where the slope of the yield curve is relatively flat or negative. Such changes in the interest rate environment can cause substantial changes in the level of prepayments of loans and mortgage-backed certificates, which may also affect the Company's interest rate gap position.

     As part of its borrowings, the Company may utilize from time-to-time, convertible advances from the FHLB-Atlanta. Convertible advances generally provide for a fixed-rate of interest for a portion of the term of the advance, an ability for the FHLB-Atlanta to convert the advance from a fixed rate to an adjustable rate at some predetermined time during the remaining term of the advance (the "conversion" feature), and a concurrent opportunity for the Company to prepay the advance with no prepayment penalty in the event the FHLB-Atlanta elects to exercise the conversion feature. Changes in interest rates from those at December 31, 1997 may result in a change in the estimated maturity of convertible advances and, therefore, the Company's interest rate gap position.

     Also, the methodology used estimates various rates of withdrawal (or "decay") for money market deposit, savings, and checking accounts, which may vary significantly from actual experience.

     The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1997 that are subject to repricing or that mature in each of the future time periods shown. The table reflects certain assumptions regarding prepayment of loans and mortgage-backed certificates that are outside of actual contractual terms, and are based on the 1997 prepayment experience of the Company. Additionally, loans and securities with call or balloon provisions are included in the period in which they balloon or may first be called. Except as stated above, the amount of assets and liabilities shown that reprice or mature during a particular period were determined in accordance with the contractual terms of the asset or liability.


Interest Sensitivity Analysis
December 31, 1997
(Dollars in thousands)


                                                                                            Over        Over
                                                                                Total       One        Three
                                                                               Within     Year to     Years or
                                             0-3         4-6         7-12        One       Three        Non-
                                            Months      Months      Months      Year      Years      Sensitive    Total
                                           -------------------------------------------------------------------------------
Assets
   Interest-earning assets:
     Loans (1)                             $130,591    $ 51,440    $ 84,297   $ 266,328   $141,082    $ 84,987    $492,397
     Securities available for sale:
       U.S. Treasury securities               4,001       6,012       4,027      14,040     25,303           -      39,343
       Other U.S. Government agency
         securities                               -       1,000       3,004       4,004      2,000           -       6,004
     Mortgage-backed certificates            25,187      24,440      36,906      86,533      1,677       3,631      91,841
     Federal funds sold                      37,118           -           -      37,118          -           -      37,118
     Federal Home Loan Bank and Federal
       Reserve Bank stock                         -           -           -           -          -       8,711       8,711
                                           -------------------------------------------------------------------------------
         Total interest-earning assets     $196,897    $ 82,892    $128,234   $ 408,023   $170,062    $ 97,329    $675,414
                                           ===============================================================================

Liabilities
   Interest-bearing liabilities:
     Interest-bearing deposits:
       Passbook, statement savings
         and checking accounts (2)         $  2,987    $  2,987    $  5,974   $  11,948   $ 18,552    $ 46,372    $ 76,872
       Money market deposits                  3,744       3,743       7,487      14,974     17,327      15,425      47,726
       Certificates of deposits              95,871      67,422      95,603     258,896     55,149      14,153     328,198
                                           -------------------------------------------------------------------------------
         Total interest-bearing deposits    102,602      74,152     109,064     285,818     91,028      75,950     452,796

    Advances from the Federal Home Loan Bank 85,000           -           -      85,000     60,000           -     145,000
    Other borrowings                          2,575           -           -       2,575          -           -       2,575
    Securities sold under
       agreements to repurchase               9,664           -           -       9,664          -           -       9,664
                                           -------------------------------------------------------------------------------
    Total interest-bearing liabilities     $199,841    $ 74,152    $109,064   $ 383,057   $151,028    $ 75,950    $610,035
                                           ===============================================================================

   Interest sensitivity gap                $ (2,944)   $  8,740    $ 19,170   $  24,966   $ 19,034    $ 21,379    $ 65,379
                                           ===============================================================================
   Cumulative interest sensitivity gap     $ (2,944)   $  5,796    $ 24,966   $  24,966   $ 44,000
                                           =======================================================

   Cumulative interest sensitivity gap as
     a percentage of total assets              (0.4%)       0.8%        3.5%        3.5%       6.1%

(1)  Excludes nonaccrual loans of $1.0 million.
(2)  Excludes $54.9 million of noninterest-bearing deposits.

     The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 1997, based on the information and assumptions set forth in the notes to the table. The Company had no derivative financial instruments, foreign currency exposure or trading portfolio as of December 31, 1997. The amounts included under each expected maturity date for loans, mortgage-backed certificates, and other investments were calculated by adjusting the instrument's contractual maturity date for expectations of prepayments, as set forth in the notes to the table. Similarly, expected maturity date amounts for interest-bearing core deposits were calculated based upon estimates of the period over which the deposits would be outstanding as set forth in the notes. With respect to the Company's adjustable rate instruments, amounts included under each expected maturity date were measured by adjusting the instrument's contractual maturity date for expectations of prepayments, as set forth in the notes. From a risk management perspective, however, the Company believes that repricing dates, as opposed to expected maturity dates, may be more relevant in analyzing the interest sensitivity of such instruments.


                                                          EXPECTED MATURITY DATE - YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------------------------------------
                                                                                                There-                 Fair
(Dollars in thousands)                    1998       1999       2000       2001       2002       after      Total      Value
                                          ----       ----       ----       ----       ----      ------      -----      -----

ON-BALANCE SHEET
FINANCIAL INSTRUMENTS
Interest-earning assets:
   Loans (1) (2)
     Fixed rate                         $ 27,163   $ 16,776   $ 14,180   $ 10,656   $  8,571   $ 30,529   $107,875   $109,993
       Average interest rate                8.19%      8.55%      8.58%      8.56%      8.51%      8.54%      8.46%

     Adjustable rate                     120,101     61,945     45,568     32,812     24,821     99,275    384,522    390,124
       Average interest rate                8.43%      8.02%      7.88%      7.97%      7.95%      7.94%      8.10%

   Mortgage-backed certificates (3)
     Fixed rate                            3,052        874        776        699        634      1,304      7,339      7,339
       Average interest rate                6.83%      8.43%      8.44%      8.44%      8.44%      8.47%      7.77%

     Adjustable rate                      24,927     17,898     12,881      9,304      6,752     12,740     84,502     84,502
       Average interest rate                6.94%      6.94%      6.94%      6.93%      6.93%      6.92%      6.94%

   Investments (4)                        18,044     12,109     15,194          -          -      8,711     54,058     54,058
     Average interest rate                  6.20%      5.99%      6.19%         -%         -%      7.21%      6.31%

   Federal funds sold                     37,118          -          -          -          -          -     37,118     37,118
     Average interest rate                  5.55%         -%         -%         -%         -%         -%      5.55%
                                        -------------------------------------------------------------------------------------
       Total                            $230,405   $109,602   $ 88,599   $ 53,471   $ 40,778   $152,559   $675,414   $683,134
         Average interest rate              7.58%      7.70%      7.57%      7.91%      7.91%      7.94%      7.73%
                                        =====================================================================================


Interest-bearing liabilities:
   Interest-bearing deposits (5) (6)    $285,818   $ 51,634   $ 39,394   $ 20,763   $ 14,668   $ 40,519   $452,796   $454,912
     Average interest rate                  5.06%      4.65%      5.09%      4.07%      4.03%      2.93%      4.75%

   Borrowings (7)                         97,239          -     60,000          -          -          -    157,239    157,816
     Average interest rate                  5.56%         -%      5.18%         -%         -%         -%      5.41%
                                        -------------------------------------------------------------------------------------

       Total                            $383,057   $ 51,634   $ 99,394   $ 20,763   $ 14,668   $ 40,519   $610,035   $612,728
         Average interest rate              5.19%      4.65%      5.14%      4.07%      4.03%      2.93%      4.92%
                                        =====================================================================================


____________________

(1)  Assumes  the  following  annual  prepayment   rates:
     -For   single-family residential  adjustable  loans  which  adjust  based
     upon  changes  in the one-year   constant   maturity  treasury  index, from
     14%  to  25%;
     -For single-family fixed-rate first mortgage loans, from 11% to 17%; -For commercial real estate loans, an average of 12%;
     -For consumer loans, an average of 41%; and -For most other loans, from 3% to 71%.
(2)  Excludes nonaccrual loans of $1.0 million.
(3) Assumes prepayment rates for adjustable mortgage-backed certificates of 25-32% and for fixed-rate mortgage-backed certificates of 12% to 15%.
(4) Totals include the Company's investment in FHLB and Federal Reserve Bank Stock. Investment securities with call features are reflected in the maturity period in which the security is expected to be called based on interest rates at December 31, 1997.
(5) For money market deposits, savings and checking accounts, assumes annual decay rates of 31%, 14% and 18%, respectively. These estimated rates are those last published by the Office of Thrift Supervision in November, 1994.
(6)  Excludes $54.9 million of noninterest-bearing deposits.
(7) For the $60 million FHLB convertible fixed-rate advance with an interest rate of 5.18%, which is convertible at the option of the FHLB to an adjustable-rate advance beginning in September, 1998 and quarterly thereafter until the advance's maturity in September, 2007, the estimated expected maturity at December 31, 1997 is 2.5 years based on information from FHLB-Atlanta.

Impact of Inflation and Changing Prices

     The Consolidated Financial Statements and Notes presented herein have been prepared in accordance with generally accepted accounting principles, which generally require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all of the assets and liabilities of the Company are monetary. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation.

Impact of New Accounting Standards

     In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), was issued and establishes standards for reporting and displaying comprehensive income and its components. FAS 130 requires comprehensive income and its components, as recognized under the accounting standards, to be displayed in a financial statement with the same prominence as other financial statements. The Company plans to adopt the standard, as required, beginning in 1998; adoption is not expected to have a material impact on the Company.

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," also issued in June 1997, establishes new standards for reporting information about operating segments in annual and interim financial statements. The standard also requires descriptive information about the determination of operating segments, the products and services provided by the segments and the nature of differences between reportable segment measurements and those used for the consolidated enterprise. This standard is effective for years beginning after December 15, 1997. Adoption in interim financial statements is not required until the year after initial adoption; however, comparative prior period information is required. The Company is evaluating the standard and plans adoption as required in 1998; adoption is not expected to have a significant financial impact on the Company.

Impact of the Year 2000 Issue

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, such computer programs will not recognize the correct date after December 31, 1999.

     In 1997, the Company implemented a process of software inventory, analysis, modification and testing to address the Year 2000 Issue. This process is currently underway and the Company expects to substantially complete its Year 2000 software conversion project by the end of 1998.

     Based on its most recent assessment, management of the Company believes that modification of the Company's software will be completed in a timely manner for its computer systems to properly utilize dates beyond December 31, 1999. The Company estimates that the cost to modify its computer systems will be between $500,000 and $600,000. These costs will not be incremental costs to the Company, but rather will represent the redeployment of existing information technology resources.

     The potential impact of the Year 2000 Issue will depend not only on the corrective measures the Company will undertake but also on other entities who provide data to or receive data from the Company and on those whose operational capability or financial condition are important to the Company, including the Company's borrowers, lenders, suppliers and service providers. The Company has communicated with some of these parties to ensure their awareness of the Year 2000 Issue. The plans of such parties to address the Year 2000 Issue will be monitored, and any fundamental impact on the Company will be evaluated. At this time, however, the Company is not able to determine whether the failure to address the Year 2000 Issue by any of its borrowers, lenders, suppliers or service providers will affect the Company's operations or financial condition.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     The above discussion contains certain forward looking statements that involve potential risk and uncertainties. The Company's future results could differ materially from those discussed herein. Readers should not place undue reliance on these forward looking statements which are applicable only as of the date hereof.

Item 8 - Financial Statements and Supplementary Data
Index to Financial Statements
                                                                            Page
Financial Statements:
Report of Independent Accountants............................................62
Consolidated Statement of Financial Condition as of December 31, 1997 and
  December 31, 1996..........................................................63
Consolidated Statement of Operations for the three years ended December 31,
  1997.......................................................................64
Consolidated Statement of Cash Flows for the three years ended December 31,
  1997.......................................................................65
Consolidated Statement of Changes in Stockholders' Equity for the three years ended December 31, 1997....................................................66
Notes to Consolidated Financial Statements...................................67

Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Accountants
To the Board of Directors and Stockholders of CENIT Bancorp, Inc.
Norfolk, Virginia

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of CENIT Bancorp, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity  with  generally  accepted  accounting  principles.  These  financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of the financial statements of CENIT Bancorp, Inc. in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Norfolk, Virginia
January 30, 1998


Consolidated Statement of Financial Condition
(Dollars in thousands, except per share data)

                                                                                                       December 31,
                                                                                                 1997           1996
                                                                                               ---------------------------

Assets
Cash                                                                                           $    16,993     $    17,475
Federal funds sold                                                                                  37,118           6,003
Securities available for sale at fair value (adjusted cost
   of $135,861 and $222,367, respectively)                                                         137,188         224,011
Loans, net:
   Held for investment                                                                             486,487         422,219
   Held for sale                                                                                     3,167           1,900
Interest receivable                                                                                  4,888           5,456
Real estate owned, net                                                                               1,098           2,769
Federal Home Loan Bank and Federal Reserve
   Bank stock, at cost                                                                               8,711           7,861
Property and equipment, net                                                                         14,230          12,664
Goodwill and other intangibles, net                                                                  4,010           4,381
Other assets                                                                                         4,193           2,361
                                                                                               ---------------------------
     Total assets                                                                              $   718,083     $   707,100
                                                                                               ===========================

Liabilities and Stockholders' Equity
Liabilities:
   Deposits:
     Noninterest-bearing                                                                       $    54,874     $    46,154
     Interest-bearing                                                                              452,796         452,811
                                                                                               ---------------------------
        Total deposits                                                                             507,670         498,965
   Advances from the Federal Home Loan Bank                                                        145,000         148,000
   Other borrowings                                                                                  2,575             ---
   Securities sold under agreements to repurchase                                                    9,664           7,138
   Advance payments by borrowers for taxes and insurance                                               720             631
   Other liabilities                                                                                 2,517           2,758
                                                                                               ---------------------------
     Total liabilities                                                                             668,146         657,492
                                                                                               ---------------------------

Commitments (Note 19)

Stockholders' equity: (Note 26)
   Preferred stock, $.01 par value; authorized 3,000,000
     shares; none outstanding                                                                            -               -
   Common stock, $.01 par value; authorized 7,000,000
     shares; issued and outstanding 1,657,081
     and 1,635,044, respectively                                                                        17              16
   Additional paid-in capital                                                                       18,152          17,670
   Retained earnings - substantially restricted                                                     35,416          31,040
   Common stock acquired by Employees Stock
     Ownership Plan (ESOP)                                                                          (4,232)              -
   Common stock acquired by Management
     Recognition Plan (MRP)                                                                           (271)           (181)
   Net unrealized gain on securities available for sale,
     net of income taxes                                                                               855           1,063
                                                                                               ---------------------------
     Total stockholders' equity                                                                     49,937          49,608
                                                                                               ---------------------------
                                                                                               $   718,083     $   707,100
                                                                                               ===========================


The notes to consolidated financial statements are an integral part of this statement.


Consolidated Statement of Operations
(Dollars in thousands, except per share data)

                                                                                          Year Ended December 31,
                                                                                   1997            1996           1995
                                                                                ----------      ----------      ----------

Interest and fees on loans                                                     $    38,220     $    30,243     $    28,907
Interest on mortgage-backed certificates                                             8,685          13,224          11,406
Interest on investment securities                                                    2,775           3,657           4,046
Dividends and other interest income                                                  1,096           1,047           1,168
                                                                               -------------------------------------------
   Total interest income                                                            50,776          48,171          45,527
                                                                               -------------------------------------------
Interest on deposits                                                                20,972          19,240          19,382
Interest on borrowings                                                               8,338           8,847           8,094
                                                                               -------------------------------------------
   Total interest expense                                                           29,310          28,087          27,476
                                                                               -------------------------------------------
   Net interest income                                                              21,466          20,084          18,051
Provision for loan losses                                                              600             377             697
                                                                               -------------------------------------------
   Net interest income after provision for loan losses                              20,866          19,707          17,354
                                                                               -------------------------------------------
Other income:
   Deposit fees                                                                      2,040           1,425           1,024
   Gains (losses) on sales of:
     Securities, net                                                                    84              77            (563)
     Loans, net                                                                        548             629             544
   Loan servicing fees and late charges                                                322             353             441
   Other                                                                             2,719           1,410           1,498
                                                                               -------------------------------------------
     Total other income                                                              5,713           3,894           2,944
                                                                               -------------------------------------------
Other expenses:
   Salaries and employee benefits                                                    8,313           7,762           7,469
   Equipment, data processing, and supplies                                          2,703           2,529           2,512
   Federal deposit insurance premiums, including
     one-time SAIF special assessment of $2,340
     in 1996                                                                           277           3,187             893
   Merger expenses                                                                       -               -             757
   Expenses related to proxy contest and other
     matters                                                                           405               -               -
   Other                                                                             5,614           4,694           4,543
                                                                               -------------------------------------------
     Total other expenses                                                           17,312          18,172          16,174
                                                                               -------------------------------------------
Income before income taxes                                                           9,267           5,429           4,124
Provision for income taxes                                                           3,264           1,821           1,652
                                                                               -------------------------------------------
   Net income                                                                  $     6,003     $     3,608     $     2,472
                                                                               ===========================================

Earnings per share:
     Basic                                                                     $      3.71     $      2.23     $      1.55
                                                                               ===========================================
     Diluted                                                                   $      3.61     $      2.17     $      1.50
                                                                               ===========================================
Dividends per common share                                                     $      1.00     $       .75     $       .40
                                                                               ===========================================

Pro forma earnings per share to reflect 3 for 1
   stock split approved by Board of Directors on
   March 24, 1998 (unaudited)
     Basic                                                                     $      1.24     $       .74     $       .52
                                                                               ===========================================
     Diluted                                                                   $      1.20     $       .72     $       .50
                                                                               ===========================================

The notes to consolidated financial statements are an integral part of this statement.


Consolidated Statement of Cash Flows
(Dollars in thousands)

                                                                                       Year Ended December 31,
                                                                                 1997           1996             1995
                                                                         ------------------------------------------------

Cash flows from operating activities:
   Net income                                                            $       6,003      $      3,608     $      2,472
   Add (deduct) items not affecting cash during the year:
     Provision for loan losses                                                     600               377              697
     Provision for losses on real estate owned                                      81               136              199
     Amortization of loan yield adjustments                                        158               (98)            (227)
     Depreciation, amortization and accretion, net                               2,593             2,481            1,617
     Net (gains) losses on sales/disposals of:
       Securities                                                                  (84)              (77)             563
       Loans                                                                      (548)             (629)            (544)
       Real estate, property and equipment                                          16               160             (244)
     Proceeds from sales of loans held for sale                                 45,338            46,685           37,848
     Originations of loans held for sale                                       (46,097)          (45,003)         (33,424)
     Change in assets/liabilities, net
       Increase in interest receivable and other assets                         (1,121)           (3,689)            (772)
       Decrease in other liabilities                                               (46)             (532)            (410)
                                                                         ------------------------------------------------
         Net cash provided by operating activities                               6,893             3,419            7,775
                                                                         ------------------------------------------------
Cash flows from investing activities:
   Purchases of securities available for sale                                  (16,087)          (67,906)        (103,420)
   Purchases of securities held to maturity                                          -                 -          (53,321)
   Proceeds from sales of securities available for sale                         35,447            14,792           68,689
   Principal repayments on securities available for sale                        49,243            66,519            8,499
   Principal repayments on securities held to maturity                               -                 -           24,020
   Proceeds from maturities and calls of securities available
     for sale                                                                   17,000            29,160           10,000
   Net increase in loans held for investment                                   (64,572)         (105,602)         (10,517)
   Net proceeds on sales of real estate owned                                    1,224             1,837              828
   Additions to real estate owned                                                 (129)             (398)            (727)
   Purchases of Federal Home Loan Bank stock
     and Federal Reserve Bank stock                                             (1,850)           (7,942)          (5,191)
   Redemption of Federal Home Loan Bank stock                                    1,000             7,110            3,900
   Purchases of property and equipment                                          (2,727)           (2,662)          (2,620)
   Proceeds from sales of property and equipment                                    10                 -              389
                                                                         ------------------------------------------------
         Net cash provided by (used for) investing activities                   18,559           (65,092)         (59,471)
                                                                         ------------------------------------------------
Cash flows from financing activities:
   Proceeds from exercise of stock options and warrants                            357               583              196
   Net increase in deposits                                                      8,705            48,435           30,108
   Proceeds from Federal Home Loan Bank advances                             1,255,000         1,918,000        1,247,000
   Repayment of Federal Home Loan Bank advances                             (1,258,000)       (1,903,000)      (1,221,000)
   Proceeds from other borrowings                                                4,000                 -                -
   Repayment of other borrowings                                                (1,425)             (300)            (300)
   Net increase in securities sold under agreement
     to repurchase                                                               2,526             2,267            3,436
   Cash dividends paid                                                          (1,627)           (1,215)            (531)
   Purchase of Common Stock by ESOP                                             (4,232)                -                -
   Other, net                                                                     (123)              (24)            (168)
                                                                         ------------------------------------------------
         Net cash provided by financing activities                               5,181            64,746           58,741
                                                                         ------------------------------------------------
Increase in cash and cash equivalents                                           30,633             3,073            7,045
Cash and cash equivalents, beginning of year                                    23,478            20,405           13,360
                                                                         ------------------------------------------------
Cash and cash equivalents, end of year                                   $      54,111      $     23,478     $     20,405
                                                                         ================================================

Supplemental disclosures of cash flow information:
   Cash paid during the year for interest                                $      11,624      $     11,883     $     15,082
   Cash paid during the year for income taxes                                    2,820             1,595            1,691
   Schedule of noncash investing and financing activities:
     Real estate acquired in settlement of loans                                 1,603             3,920            3,055
     Loans to facilitate sale of real estate owned                               2,058             1,622            3,486


The notes to consolidated financial statements are an integral part of this statement.


Consolidated Statement of Changes in Stockholders' Equity
(Dollars in thousands)

                                                                                      Common    Net Unrealized
                                                                                      Stock     Gain (Loss) On
                                Common        Common       Additional                Acquired     Securities
                                 Stock        Stock        Paid-In     Retained      by ESOP      Available
                                Shares        Amount       Capital     Earnings      and MRP       For Sale        Total
                               -------------------------------------------------------------------------------------------

Balance, December 31, 1994     1,583,595    $      16     $ 16,588      $ 26,720      $   (718)       $ (389)     $ 42,217
Net income                             -            -            -         2,472             -             -         2,472
Cash dividends paid, net of
   tax benefits relating to
   dividends paid on unallo-
   cated shares held by ESOP           -            -            -          (523)            -             -          (523)
Principal payments on ESOP
   loan                                -            -            -             -           300             -           300

Exercise of stock options, stock
   warrants, and related tax
   benefits                       13,783            -          276             -             -             -           276
Net unrealized gain on
   securities transferred on
   November 30, 1995 to
   available for sale, net of
   income taxes                        -            -            -             -             -           103           103
Net change in unrealized gain
   (loss) on securities available
   for sale, net of income taxes       -            -            -             -             -         1,897         1,897
Other                               (703)           -           39           (28)          (24)            -           (13)
                               -------------------------------------------------------------------------------------------
Balance, December 31, 1995     1,596,675           16       16,903        28,641          (442)        1,611        46,729
Net income                             -            -            -         3,608             -             -         3,608
Cash dividends paid, net of
   tax benefits relating to
   dividends paid on unallo-
   cated shares held by ESOP           -            -            -        (1,209)            -             -        (1,209)
Principal payments on ESOP
   loan                                -            -            -             -           300             -           300
Exercise of stock options, stock
   warrants, and related tax
   benefits                       38,369            -          767             -             -             -           767
Net change in unrealized gain
   (loss) on securities avail-
   able for sale, net of income
   taxes                               -            -            -             -             -          (548)         (548)
Other                                  -            -            -             -           (39)            -           (39)
                               -------------------------------------------------------------------------------------------
Balance, December 31, 1996     1,635,044           16       17,670        31,040          (181)        1,063        49,608
Net income                             -            -            -         6,003             -             -         6,003
Cash dividends paid                    -            -            -        (1,627)            -             -        (1,627)
Purchase of Common Stock
    by ESOP                            -            -            -             -        (4,232)            -        (4,232)
Exercise of stock options
   and related tax benefits       22,037            1          482             -             -             -           483
Net change in unrealized gain
   (loss) on securities avail-
   able for sale, net of income
   taxes                               -            -            -             -             -          (208)         (208)
Other                                  -            -            -             -           (90)            -           (90)
                               -------------------------------------------------------------------------------------------
Balance, December 31, 1997     1,657,081    $      17     $ 18,152      $ 35,416      $ (4,503)       $  855      $ 49,937
                               ===========================================================================================



The notes to consolidated financial statements are an integral part of this statement.

Notes To Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies

     CENIT Bancorp, Inc. (the "Holding Company" or the "Company") is a Delaware corporation that owns CENIT Bank, FSB ("CENIT Bank"), a federally chartered stock savings bank, and Princess Anne Bank ("Princess Anne"), a Virginia commercial bank. Effective February 6, 1998, Princess Anne Bank changed its name to CENIT Bank. See Note 2 for a discussion of the business combination between the Company and Princess Anne.

     The  preparation of the financial  statements in conformity  with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that affect the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company, its two wholly-owned subsidiaries, CENIT Bank, FSB, and Princess Anne Bank (the "Banks"), CENIT Bank's wholly-owned subsidiaries, and Princess Anne's wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated.

Investment Securities

     Investment securities are accounted for in accordance with Statement of Financial Accounting Standards No. 115 (FAS 115), "Accounting for Certain
Investments in Debt and Equity Securities." FAS 115 requires that certain securities be classified into one of three categories: held to maturity, available for sale, or trading. Securities classified as held to maturity are carried at amortized cost; securities classified as available for sale are carried at their fair value with the amount of unrealized gains and losses, net of income taxes, reported as a separate component of stockholders' equity; and securities classified as trading are carried at fair value with the unrealized gains and losses included in earnings.

     In November 1995, The Financial Accounting Standards Board issued "A Guide to Implementation of FAS 115 - Questions and Answers." This guide allowed entities such as the Company a one-time opportunity to reassess the appropriateness of the classifications of securities held in their investment portfolios. On November 30, 1995, the Company transferred its U. S. Government agency securities and mortgage-backed certificates from held to maturity to available for sale.

     Premium amortization and discount accretion are included in interest income and are calculated using the interest method over the period to maturity of the related asset. The adjusted cost of specific securities sold is used to compute realized gain or loss on sale. The gain or loss realized on sale is recognized on the trade date.

Loans

     Loans held for investment are carried at their outstanding principal balance. Unearned discounts, premiums, deferred loan fees, and the allowance for loan losses are treated as adjustments of loans in the consolidated statement of financial condition.

     Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114 (FAS 114), "Accounting by Creditors for Impairment of a Loan," and Statement of Financial Accounting Standards No. 118 (FAS 118), "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These statements require creditors to account for impaired loans, except for those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement.

     At December 31, 1997 and 1996, approximately seventy-one percent and seventy-four percent, respectively, of the principal balance of the Banks' real estate loans were to residents of or secured by properties located in Virginia. This geographic concentration is also considered in management's establishment of loan loss reserves.

     Interest on loans is credited to income as earned. Interest receivable is accrued only if deemed collectible. Generally, interest is not accrued on loans over ninety days past due. Uncollectible interest on loans that are contractually past due is charged-off or an allowance is established based on management's periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower has reestablished the ability to make periodic interest and principal payments, in which case the loan is returned to accrual status. Interest income is recognized on loans which are ninety days or more past due only if management considers the principal and interest balance to be fully collectible. Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment of yield over the contractual life of the related loan. The unamortized portion of net deferred fees is recognized in income if loans prepay or if commitments expire unfunded. The amortization of net fees or costs is included in interest and fees on loans in the consolidated statement of operations.

     Loans held for sale are carried at the lower of cost or market on an aggregate basis. Loan fees collected and direct origination costs incurred with respect to loans held for sale are deferred as an adjustment of the carrying value of the loans and are included in the determination of gain or loss on sale.

Allowance for Loan Losses

     The allowance for loan losses represents management's estimate of an amount adequate to absorb potential losses on loans that may become uncollectible. Factors considered in the establishment of the allowance for loan losses include management's evaluation of specific loans, the level and composition of classified loans, historical loss experience, expectations of future economic conditions, concentrations of credit and other judgmental factors. The allowance for loan losses is increased by charges to income and decreased by charge-offs, net of recoveries. Actual future losses may differ from estimates as a result of unforeseen events.

Real Estate Owned

     Real estate acquired in settlement of loans is recorded at the lower of the unpaid loan balance or estimated fair value less estimated costs of sale at the date of foreclosure. Subsequent valuations are periodically performed and valuation allowances are established if the carrying value of the real estate exceeds estimated fair value less estimated costs of sale. Costs related to development and improvement of real estate are capitalized. Net costs related to holding assets are expensed.

Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation and amortization. Major renewals or betterments are capitalized and depreciated over their estimated useful lives. Repairs and maintenance are charged to expense in the year incurred. Depreciation and amortization are computed principally on the straight-line basis over the estimated useful lives of the related assets.

Goodwill and other intangibles

     Goodwill represents the excess of cost over the fair value of net assets acquired and is amortized on a straight-line basis over 15 years. The core deposit intangible represents the estimated fair value of certain customer relationships acquired and is amortized on an accelerated basis over 10 years.

Long-Lived Assets

     Long-lived assets to be held and those to be disposed of and certain other intangibles are evaluated for impairment using the guidance of Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which was adopted by the Company on January 1, 1996. FAS 121 establishes when an impairment loss should be recognized and how an impairment loss should be measured. The adoption of FAS 121 did not have a significant impact on the financial statements of the Company.

Deposits

     Interest on deposits is accrued and compounded according to the contractual term of the deposit account and either paid to the depositor or added to the deposit account. On term accounts, the forfeiture of interest (because of withdrawal prior to maturity) is offset as of the date of withdrawal against interest expense.

Securities Sold Under Agreements to Repurchase

     The Banks enter into sales of securities under agreements to repurchase (reverse repurchase agreements). Fixed-coupon reverse repurchase agreements are treated as financing transactions, and the obligations to repurchase securities sold are reflected as liabilities in the statement of financial condition. The securities underlying the agreements continue to be recorded as assets.

Income Taxes

     The provision for income taxes is based upon income taxes estimated to be currently payable and certain changes in deferred income tax assets and liabilities. The deferred tax assets and liabilities relate principally to the use of dif ferent reporting methods for bad debts, depreciation, and Federal Home Loan Bank stock dividends.

Statement of Cash Flows

     For purposes of the statement of cash flows, the Company considers cash and federal funds sold to be cash and cash equivalents.

Earnings Per Share

     Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128). FAS 128 replaced the primary and fully diluted earnings per share ("EPS") calculations with two new calculations, basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution of stock options computed using the treasury stock method. In accordance with FAS 128, all prior periods have been restated. Basic earnings per share for the years ended December 31, 1997, 1996, and 1995 were determined by dividing net income for the respective year by 1,617,828 shares, 1,616,717 shares, and 1,590,535 shares, respectively. Diluted earnings per share for the years ended December 31, 1997, 1996, and 1995 were determined by dividing net income for the respective year by 1,662,022 shares, 1,666,165 shares, and 1,646,735 shares, respectively. The difference in the number of shares used for basic earnings per share and diluted earnings per share calculations for each year above results solely from the dilutive effect of stock options and warrants.

Dividends Per Share

     Dividends per share were determined by dividing historical dividends declared by the Company by historical common shares outstanding of the Company, without adjustment for the shares issued in connection with the Princess Anne merger. Princess Anne declared no dividends in 1995.

Comparative Financial Statements

     The financial statements for 1995 and 1996 have been reclassified to conform to the 1997 presentation. Such reclassifications had no impact on previously reported net income.

Note 2
Business Combination

     On August 1, 1995, the Company and Princess Anne Bank became affiliated pursuant to a definitive agreement entered into in November 1994. The transactions contemplated by the Agreement and Plan of Reorganization were approved by the shareholders of both the Company and Princess Anne at special meetings held on July 26, 1995. Under the terms of the agreement, Princess Anne's shareholders received 0.3364 shares of CENIT Bancorp common stock for each share of Princess Anne common stock. This resulted in the issuance of 353,779 shares of CENIT Bancorp common stock. This combination was accounted for as a pooling of interests. In connection with this transaction, merger expenses totaling $757,000 were recognized in 1995.

     As part of this transaction, effective August 1, 1995, Princess Anne began operating as a wholly-owned subsidiary of the Company. At August 1, 1995, Princess Anne reported total assets of $94.1 million and stockholders' equity of $6.9 million. Effective November 1, 1995, CENIT Bank's three Virginia Beach branch offices, with total deposits of $80.6 million on that date, were transferred to Princess Anne. As a result, subsequent to the transfer, Princess Anne had six branch offices in Virginia Beach.

     The following summarizes the separate historical results of operations for CENIT Bancorp and Princess Anne for periods prior to the merger, during which time there were no intercompany transactions (in thousands):

                                           CENIT         Princess
                                          Bancorp          Anne       Combined

     Six months ended June 30, 1995:
        (Unaudited)
    Net interest income                   $7,092          $1,938        $9,030
    Net income                             1,283             492         1,775

     CENIT Bancorp's total stockholders' equity increased from $36.2 million at December 31, 1994 to approximately $38.0 million at June 30, 1995. This increase resulted primarily from $1,283,000 of net income during the period and a $517,000 change in the net unrealized gain (loss) on securities available for sale, net of income taxes. Princess Anne's total stockholders' equity increased from approximately $6.0 million at December 31, 1994 to approximately $6.8 million at June 30, 1995. This increase resulted primarily from $492,000 of net income during the period, a $259,000 change in the net unrealized gain (loss) on securities available for sale, net of income taxes, and $82,000 of proceeds on the exercise of stock options and warrants.

Note 3
Acquisition of Deposits

     On September 26, 1996 and November 7, 1996, CENIT Bank assumed the deposits of five Essex Savings Bank, FSB ("Essex") branches pursuant to a Branch Purchase and Deposit Assumption Agreement dated July 2, 1996. As part of these transactions, CENIT Bank assumed approximately $68.1 million of deposits, acquired certain other assets and liabilities, received approximately $65.5 million of cash and recorded total intangible assets of approximately $2.8 million. CENIT Bank used the majority of the cash proceeds received in connection with the deposit assumptions to reduce its Federal Home Loan Bank
(FHLB) advances.

     CENIT Bank still operates the former Essex offices located in Downtown Hampton, Virginia and in the Denbigh area of Newport News, Virginia. The deposits associated with Essex's Norfolk and Portsmouth, Virginia offices were consolidated into existing CENIT Bank retail offices in those neighborhoods, and the deposits associated with Essex's Grafton, Virginia office were consolidated into CENIT Bank's existing Kiln Creek office located in York County, Virginia.

Note 4
Intangible Assets

     Goodwill and core deposit intangibles, and the related amortization, are as following (in thousands):

                                                    Core Deposit
                                       Goodwill      Intangible           Total

Balance, December 31, 1995             $   1,777      $       -       $   1,777
Additions                                  2,340            458           2,798
Amortization                                (173)           (21)           (194)
                                       ----------------------------------------
Balance, December 31, 1996                 3,944            437           4,381
Amortization                                (290)           (81)           (371)
Balance, December 31, 1997             ----------------------------------------
                                       $   3,654      $     356       $   4,010
                                       ========================================

     Goodwill in 1996 resulted from the acquisition of deposits from Essex. In connection with the acquisition of deposits from Essex, CENIT Bank also recorded a core deposit intangible. At December 31, 1997, the Company had recorded $799,000 of accumulated amortization.

Note 5
Securities Available for Sale

Securities available for sale are as follows (in thousands):


                                                                         December 31,
                                                       1997                                            1996
                                ----------------------------------------------   --------------------------------------------------

                                                 Gross       Gross                               Gross        Gross
                                  Amortized   Unrealized  Unrealized     Fair    Amortized    Unrealized    Unrealized   Fair
                                    Cost         Gains      Losses       Value      Cost         Gains        Losses     Value
                                ----------------------------------------------   ----------------------------------------------



U.S. Treasury securities         $  39,139     $   215     $  (11)    $  39,343   $ 40,178    $    181    $     (63)  $  40,296
                                 ----------------------------------------------   ---------------------------------------------
Other U. S. Government
  agency securities                  5,999           6         (1)        6,004      6,000          14           (5)      6,009
                                 ----------------------------------------------   ---------------------------------------------
Mortgage-backed certificates:
   Federal Home Loan
     Mortgage Corporation
     participation certificates     81,382         880         (2)       82,260    162,890       1,302          (139)   164,053
   Federal National Mortgage
     Association pass-through
     certificates                    6,646         150         (2)        6,794      9,867         250            (4)    10,113
   Government National
     Mortgage Association
     pass-through certificates       2,695          92          -         2,787      3,432         108             -      3,540
                                 ----------------------------------------------   ---------------------------------------------
     Total mortgage-backed
       certificates                 90,723       1,122         (4)       91,841    176,189       1,660          (143)   177,706
                                 ----------------------------------------------   ---------------------------------------------
                                 $ 135,861     $ 1,343     $  (16)    $ 137,188   $222,367    $  1,855    $     (211) $ 224,011
                                 ==============================================   =============================================

     During 1997 and 1996, the Company recognized gross gains of $111,000 and $140,000, respectively, and gross losses of $27,000 and $63,000, respectively, on the sale of available for sale securities. During 1995, the Company recognized gross losses of $563,000 on the sale of available for sale securities.

     The amortized cost and fair value of securities available for sale at December 31, 1997 are shown below by contractual maturity (in thousands):

                                                    Amortized       Fair
                                                      Cost          Value
                                                   ---------------------------
Due in one year or less                            $   16,022      $    16,044
Due after 1 year through 5 years                       29,116           29,303
Mortgage-backed certificates                           90,723           91,841
                                                   ---------------------------
                                                   $  135,861      $   137,188
                                                   ---------------------------

     At December 31, 1997, the Company's amortized cost of its investment in mortgage-backed certificates available for sale includes $7,134,000 at fixed rates, including $2,060,000 and $6,000 with five- and seven-year balloon provisions, respectively, and $83,589,000 at variable rates.

Note 6
Loans

Loans held for investment consist of the following (in thousands):


                                                             December 31,
                                                          1997           1996
                                                   ----------------------------


First mortgage loans:
  Single family                                    $    308,525    $    263,498
  Multi-family                                            6,374           7,100
  Construction:
    Residential                                          56,992          52,662
    Nonresidential                                        1,420           3,365
  Commercial real estate                                 57,913          58,314
  Consumer lots                                           4,573           5,396
  Acquisition and development                            13,327          16,010
Equity and second mortgage                               45,194          29,578
Purchased mobile home                                        95             137
Boat                                                      5,685           7,814
Other consumer                                            7,250           6,606
Commercial business                                      24,222          17,922
                                                   ----------------------------
                                                        531,570         468,402
Undisbursed portion of construction
  and acquisition and development loans                 (42,067)        (42,309)
Allowance for loan losses                                (3,783)         (3,806)
Unearned discounts, premiums, and loan
  fees, net                                                 767             (68)
                                                   ----------------------------
                                                   $    486,487    $    422,219
                                                   ============================


     At December 31, 1997, the Company's gross loan portfolio contains $241,060,000 of adjustable-rate mortgage loans and $63,712,000 of loans which are callable or balloon at various dates over the next seven years. Prime-based loans, net of the undisbursed portion of construction and acquisition and development loans, totaled $76,187,000 at December 31, 1997.

Nonaccrual loans are as follows (in thousands):


                                                       December 31,
                                                      1997      1996      1995
                                                  -----------------------------


Single family                                     $    528   $  1,172   $   527
Commercial real estate                                   -        457         -
Land acquisition                                       200        200       200
Purchased mobile home                                   48         83       134
Other consumer                                          24         17         3
Commercial business                                    240        483        70
                                                  -----------------------------
                                                  $  1,040   $  2,412   $   934
                                                  =============================


     Interest income that would have been recorded under the contractual terms of such nonaccrual loans and the interest income actually recognized are summarized as follows (in thousands):

                                                      Year Ended December 31,
                                                   1997        1996        1995
                                                   ----------------------------


Interest income based on contractual terms        $  92      $ 252      $   80
Interest income recognized                           30        114          33
                                                  ----------------------------
  Interest income foregone                        $  62      $ 138      $   47
                                                  ============================


Changes in the allowance for loan losses are as follows (in thousands):

                                                     Year Ended December 31,
                                                   1997       1996       1995
                                                  ----------------------------


Balance at beginning of year                      $3,806     $3,696     $3,789
Provision for loan losses                            600        377        697
Losses charged to allowance                         (836)      (738)      (995)
Recovery of prior losses                             213        471        205
                                                  ----------------------------
  Balance at end of year                          $3,783     $3,806     $3,696
                                                  ============================

    Impaired loans at December 31, 1997 and 1996 were not significant.

     Loans serviced for others approximate $16,013,000 at December 31, 1997, $17,740,000 at December 31, 1996, and $20,284,000 at December 31, 1995.

Note 7
Interest Receivable

The components of interest receivable are as follows (in thousands):

                                                        December 31,
                                                    1997            1996
                                                  ---------------------------


Interest on loans                                 $    3,054      $     2,808
Interest on mortgage-backed certificates               1,090            1,962
Interest on investments and interest-bearing
  deposits                                               909              907
                                                  ---------------------------
                                                       5,053            5,677
Less:  Allowance for uncollected interest               (165)            (221)
                                                  ---------------------------
                                                  $    4,888      $     5,456
                                                  ===========================

Note 8
Real Estate Owned

Real estate owned is as follows (in thousands):
                                                           December 31,
                                                       1997            1996
                                                   ---------------------------


Residential - Single family                        $    1,204      $     2,165
Land                                                        -               97
Commercial real estate                                      -              707
                                                   ---------------------------
                                                        1,204            2,969
Less:  Valuation allowance                               (106)            (200)
                                                   ---------------------------
                                                   $    1,098      $     2,769
                                                   ===========================



Changes in the valuation allowance for real estate owned are as follows(in thousands):

                                                       Year Ended December 31,
                                                      1997      1996      1995
                                                    ---------------------------


Balance at beginning of year                        $   200    $  161   $  192
Provision for losses                                     81       136      199
Losses charged to allowance                            (175)      (97)    (230)
                                                    ---------------------------
  Balance at end of year                            $   106    $  200   $  161
                                                    ==========================

     The provision for losses on real estate owned is included in other expense in the accompanying consolidated statement of operations.

Note 9
Federal Home Loan Bank and Federal Reserve Bank Stock

     Investment in the stock of the Federal Home Loan Bank (FHLB) is required by law for federally insured savings associations such as CENIT Bank. Princess Anne has also invested in FHLB stock as a requisite for membership in the FHLB. No ready market exists for the stock and it has no quoted market value. The FHLB is required under the Fi nancial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") to use its future earnings in various government-mandated programs including low to moderate income housing. These programs and other uses of the FHLB's future earnings could impair its ability to pay dividends to the Company on this investment.

     Investment in the stock of the Federal Reserve Bank is required by law for insured institutions such as Princess Anne. No ready market exists for the stock and it has no quoted market value.


Note 10
Property and Equipment

Property and equipment consist of the following (in thousands):

                                                          December 31,
                                                      1997            1996
                                                   -------------------------


Buildings and improvements                         $  11,829      $  10,686
Furniture and equipment                                8,904          8,457
                                                   -------------------------
                                                      20,733         19,143
Less:  Accumulated depreciation and
  amortization                                        (9,318)        (9,294)
                                                   -------------------------
                                                      11,415          9,849
Land                                                   2,815          2,815
                                                   -------------------------
                                                   $  14,230      $  12,664
                                                   ========================


     Depreciation and amortization expense is $1,154,000, $1,037,000, and $1,061,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

Note 11
Deposits

Deposit balances by type and range of interest rates at December 31, 1997 and 1996 are as follows (in thousands):
                                                             December 31,
                                                         1997            1996
                                                         -----------------------


Noninterest-bearing:
    Commercial checking                                  $  47,499    $  40,130
    Personal checking                                        7,375        6,024
                                                         -----------------------
    Total noninterest-bearing deposits                      54,874       46,154
                                                         -----------------------

Interest-bearing:
    Passbook and Statement Savings
        (interest rates of 3.34% at 1997 and
        3.38% at 1996)                                      44,118       48,042
    Checking accounts (interest rates of 2.05% at
        1997 and 2.24% at 1996)                             32,754       30,266
    Money market deposits (interest rates of
        3.25% at 1997 and 1996)                             47,726       44,815
    Certificates:
                  3.99% or less                                519          451
                  4.00% to 4.99%                            70,286      100,302
                  5.00% to 5.99%                           218,016      179,399
                  6.00% to 6.99%                            27,210       37,244
                  7.00% to 7.99%                            10,369       10,280
                  8.00% to 8.99%                               668          775
                  9.00% to 9.99%                             1,130        1,237
                                                         -----------------------
                  Total certificates                       328,198      329,688
                                                         -----------------------
                  Total interest-bearing deposits          452,796      452,811
                                                         -----------------------
                  Total deposits                         $ 507,670    $ 498,965
                                                         ======================

     Certificates in denominations greater than $100,000 aggregated $28,831,000 and $23,967,000 at December 31, 1997 and 1996, respectively. The weighted average cost of deposits approximates 4.66% and 4.70% for the years ended December 31, 1997 and 1996, respectively.

The following is a summary of interest expense on deposits (in thousands):

                                                 Year Ended December 31,
                                         1997            1996             1995
                                      ----------------------------------------


Passbook and statement savings       $   1,522     $     1,558      $     1,561
Checking accounts                          602             677              767
Money market deposits                    1,566           1,398            1,506
Certificates                            17,351          15,678           15,593
Less:  Early withdrawal penalties          (69)            (71)             (45)
                                      -----------------------------------------
                                     $  20,972     $    19,240      $    19,382
                                      =========================================

At December 31, 1997, remaining maturities on certificates are as follows (in thousands):


                                              1998               $   258,896
                                              1999                    31,290
                                              2000                    23,859
                                              2001                     8,757
                                              2002                     5,396
                                                                 -----------
                                                                 $   328,198
                                                                 ===========

     At December 31, 1997, the Banks have pledged mortgage-backed  certificates,
U. S. Treasury securities, and other U. S. Government agency securities with a total carrying value of $12,793,000 to the State Treasury Board as collateral for certain public deposits.

Note 12
Advances from the Federal Home Loan Bank

     At December 31, 1997, advances from the Federal Home Loan Bank (FHLB) consist of $85,000,000 of short-term variable rate advances and a $60,000,000 convertible fixed-rate advance with an interest rate of 5.18%. The $60,000,000 fixed-rate advance is convertible to an adjustable-rate advance at the option of the FHLB beginning in September, 1998, and quarterly thereafter until the advance's maturity in September, 2007. These advances are collateralized by mortgage-backed cer tificates with a net book value of approximately $61,748,000 and by first mortgage loans with a net book value of approximately $178,016,000.

     The weighted average cost of advances from the FHLB is 5.58% and 5.44% for the years ended December 31, 1997 and 1996, respectively.

Note 13
Other Borrowings

     In 1997, the Company borrowed $4,000,000 from an unrelated third party lender for general corporate purposes. The loan balance is $2,575,000 at December 31, 1997, and bears interest at a variable rate of one month LIBOR plus 1.75%, payable in monthly principal and interest installments of $61,116 based on a seven-year amortization period. At December 31, 1997, the interest rate on the loan was 7.72%. The remaining principal balance, if any, is due and payable in August, 2004. The loan is unsecured and may be prepaid without penalty. The loan agreement requires that the Company and the Banks maintain capital in accordance with applicable regulatory guidelines sufficient to be considered "well capitalized." The loan agreement also requires the Company to maintain certain ratios regarding nonperforming loans to total loans and regarding the allowance for loan losses to nonperforming loans. The covenants relating to nonperforming loans and the allowance for loan losses expire when the outstanding principal balance reaches $2,000,000.

Note 14
Securities Sold under Agreements to Repurchase

     At December 31, 1997, mortgage-backed certificates sold under agreements to repurchase had a carrying value of $10,465,000 and a market value of $9,680,000. The mortgage-backed certificates underlying these repurchase agreements were delivered to a branch of the Federal Reserve Bank which is acting as custodian in the transaction. The Company enters into reverse repurchase agreements with dealers and certain commercial deposit customers. The reverse repurchase agreements executed with commercial deposit customers do not constitute savings accounts or deposits and are not insured by the Federal Deposit Insurance Corporation. At December 31, 1997, all of the Company's reverse repurchase agreements were with commercial customers.

The following is a summary of certain information regarding the Company's reverse repurchase agreements (dollars in thousands):
                                                           December 31,
                                                       1997            1996
                                                  --------------------------


Balance at end of year                              $  9,664       $   7,138
Average amount outstanding during the year             8,893           8,616
Maximum amount outstanding at any month end           12,199          30,382
Weighted average interest rate during the year          4.60%           4.67%
Weighted average interest rate at end of year           4.57%           4.40%
Weighted average maturity at end of year               daily           daily

Note 15
Other Income and Other Expense

The components of other income and other expense are as follows (in thousands):


                                               Year Ended December 31,
                                       1997             1996            1995
                                      -----------------------------------------
Other income:
Brokerage fees                        $    850      $    413        $    716
Merchant processing fees                 1,391           738             502
Other miscellaneous                        478           259             280
                                      -----------------------------------------
                                      $  2,719      $  1,410        $  1,498
                                      =========================================


Other expense:
Net occupancy expense of premises     $  1,848      $  1,715        $  1,404
Professional fees                          345           474             676
Expenses, gains/losses on sales,
    and provision for losses on real
    estate owned, net                      215            38             372
Merchant processing                      1,130           586             377
Other miscellaneous                      2,076         1,881           1,714
                                      -----------------------------------------
                                      $  5,614      $  4,694        $  4,543
                                      =========================================

Note 16
Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                     December 31,
                                       1997            1996            1995
                                     -------------------------------------------


Deferred tax assets:
    Bad debt reserves                $ 1,251         $ 1,297         $ 1,199
    Other                                219              34             107
                                     -------------------------------------------
                                       1,470           1,331           1,306
                                     ===========================================


Deferred tax liabilities:
    Federal Home Loan Bank
       stock dividends                  (696)           (696)           (696)
    Unrealized gains on securities
       available for sale                (472)          (580)           (821)
    Depreciation                         (296)          (327)           (291)
    Other                                (299)          (106)           (106)
                                     -------------------------------------------
                                       (1,763)        (1,709)         (1,914)
                                     -------------------------------------------
Net deferred tax liability           $   (293)       $  (378)       $   (608)
                                     ===========================================

The provision for income taxes consists of the following (in thousands):

                                                Year Ended December 31,
                                       1997             1996             1995
                                     -----------------------------------------


Current:
    Federal                          $ 3,109          $ 1,810          $ 1,615
    State                                131                -               56
                                     -----------------------------------------
                                       3,240            1,810            1,671
                                     -----------------------------------------
Deferred:
    Federal                               20                8              (19)
    State                                  4                3                -
                                     -----------------------------------------
                                          24               11              (19)
                                     -----------------------------------------
                                     $ 3,264          $ 1,821          $ 1,652
                                     =========================================



The reconciliation of "expected" federal income tax computed at the statutory rate (34%) to the reported provision for income taxes is as follows (in thousands):

                                                 Year Ended December 31,
                                             1997          1996         1995
                                         -------------------------------------


Computed "expected" tax provision          $ 3,151       $ 1,846       $ 1,402
  Increase (decrease) in taxes
    resulting from:
      State income taxes, net of federal
       tax benefit                              86             2            37
      Nondeductible merger expenses              -             -           172
      Other                                     27           (27)           41
                                         -------------------------------------
  Provision for income taxes               $ 3,264       $ 1,821       $ 1,652
                                         =====================================


     For tax purposes, CENIT Bank may only deduct bad debts as charged off. This amount may differ significantly from the amount deducted for book purposes. Retained earnings at December 31, 1997 includes $6,134,000 representing that portion of CENIT Bank's tax bad debt allowance for which no provision for income taxes has been made. This amount would be subject to federal income taxes if CENIT Bank were to use the reserve for purposes other than to absorb losses.

Note 17
Employee Benefit Plans

Employees Stock Ownership Plan

     The following summarizes information relating to the Company's Employee Stock Ownership Plan, which covers substantially all employees after they have met certain eligibility requirements.

    Stock Purchase - 1992

     The Company recognized compensation expense on an accrual basis based upon the annual number of shares to be released valued at historical cost, plus estimated annual administrative expenses of the ESOP, less estimated annual dividends to be used for debt service and administrative expenses. ESOP related compensation expense recognized by the Company totaled $238,000 in 1996 and $281,000 in 1995. The Company recognized interest expense on the ESOP loan and made quarterly contributions to the ESOP sufficient to fund such interest payments. Total contributions to the ESOP, which were used to fund principal and interest payments on the ESOP loan and administrative expenses of the ESOP, totaled $254,000 in 1996 and $322,000 in 1995. There were no contributions to the ESOP nor any ESOP related compensation expense recognized in 1997.

     In 1997, dividends received by the ESOP, all of which related to allocated shares, were first used for administrative expenses, and dividends remaining were distributed to plan participants. Dividends received on allocated shares in 1997 totaled $81,000, of which $63,000 was distributed to participants. In 1995 and 1996, dividends received on both unallocated and allocated shares were used for debt service. Dividends received in 1995 and 1996 totaled $34,000 and $63,000, respectively. The tax benefit relating to dividends paid on unallocated shares held by the ESOP is reflected as an addition to retained earnings. Shares were released and allocated to eligible participants on an annual basis. The number of additional shares released and allocated annually was based upon the pro rata amount of the total ESOP loan principal paid in that year as compared to the ESOP loan principal balance at the beginning of that year. At December 31, 1997, the ESOP has 77,177 allocated shares. A total of 5,350 shares were distributed in 1997 to terminated employees. All shares held by the ESOP relating to the 1992 stock purchase are considered outstanding for earnings per share calculations.

    Stock Purchase - 1997

     The Company will recognize compensation expense on an accrual basis based upon the estimated annual number of shares to be released valued at the shares' fair value. No ESOP related compensation expense was recognized by the Company in 1997 relating to the 1997 share purchase as none of these shares were released or committed-to-be released in 1997. The Company intends to make contributions to the ESOP sufficient to fund principal and interest payments on the ESOP loan. The Company made no contributions to the ESOP in 1997.

     The loan between the ESOP and the holding company has a fifteen-year term with monthly principal and interest payments commencing in 1998. Shares will be released and allocated to eligible participants annually. The number of shares released and allocated annually is based upon the pro rata amount of the total principal and interest paid in that year as compared to the total estimated principal and interest to be paid over the entire term of the loan. As no payments were made under the ESOP loan in 1997, no shares were released in 1997. Dividends received on both allocated and unallocated shares will be used for debt service.

     All of the 82,719 shares purchased in 1997 were unallocated at December 31, 1997 and were excluded from earnings per share calculations. At December 31, 1997, the fair value of unearned shares approximated $6,576,000.

401(k) Plans

     The Company has a 401(k) plan to which eligible employees may contribute a specified percentage of their gross earnings each year. For the years ended December 31, 1997, 1996 and 1995, the maximum percentage that could be contributed by employees was 10%, 7%, and 6%, respectively. The Company matched 50% of employee contributions. Effective January 1, 1996, the 401(k) plan was amended to allow participation by Princess Anne. In 1995, Princess Anne had a separate 401(k) plan covering substantially all employees. Princess Anne employees could have contributed a specified percentage of their gross earnings to a maximum of 15% each year. Princess Anne matched 50% of the first 7% of employees' contributions in 1995. The Company contributed a total of $207,000, $154,000 and $131,000 to these plans during the years ended December 31, 1997, 1996 and 1995, respectively.

Postretirement Benefit Plan

     The Company sponsors a postretirement health care and life insurance benefit plan. This plan is unfunded and the Company retains the right to modify or eliminate these benefits. Participating retirees and eligible dependents under the age of 65 are covered under the Company's regular medical and dental plans. Participating retirees and eligible dependents age 65 or older are eligible for a Medicare supplement plan. The medical portion of the plan is contributory for retirees, with retiree contributions adjusted annually, and contains other cost-sharing features such as deductibles and copays. The life insurance portion of the plan is noncontributory.

     As permitted by FAS 106, the Company elected to amortize its unrecognized transition obligation over 20 years. At December 31, 1997 and December 31, 1996, the Company's unfunded accumulated postretirement benefit obligation totaled $537,000 and $537,000, respectively, and the accrued postretirement benefit cost recognized in the statement of financial condition totaled $136,000 and $110,000, respectively. Postretirement benefit cost was $69,000, $71,000, and $71,000 in 1997, 1996 and 1995, respectively.

Note 18
Stock Options and Awards

     At December 31, 1997, the Company has two stock-based compensation plans, the CENIT Stock Option Plan and the Management Recognition Plan, which are described below. Princess Anne also had three stock option plans prior to the merger with the Company. The Company has elected not to adopt the recognition provisions of Statement of Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock-Based Compensation," which requires a fair- value based method of accounting for stock options and similar equity awards, and will continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations to account for its stock-based compensation plans. If the Company had accounted for stock options granted in 1995, 1996, and 1997 under the provisions of FAS No. 123, the pro forma effect on 1995, 1996, and 1997 net income and earnings per share would not be material.


CENIT Stock Option Plan

     In conjunction with CENIT Bank's conversion, the Company adopted a stock option plan for the benefit of directors and specified key officers. The total number of shares of common stock reserved for issuance under the stock option plan is 123,625. Under the plan, the option price cannot be less than the fair market value of the common stock on the date of the grant and options expire no later than ten years after the date of the grant. Options issued in connection with the conversion are exercisable in full from two to five years after the date of grant. Options granted in 1993 became exercisable in full two years after the date of grant and options granted in 1994, 1995, 1996 and 1997 are exercisable 25% each year over four years. In addition, limited stock appreciation rights have been granted with the options issued. These may be exercised in lieu of the related stock options only in the event of a change in control of the Company, as defined in the stock option plan.

Princess Anne Stock Option Plans

     Princess Anne had three stock option plans prior to the merger with the Company. On August 1, 1995, all options outstanding under these plans converted into options for common stock of the Company in accordance with the terms of the stock option plan under which each was issued. Both the number of shares subject to option and the per share exercise price under each option were adjusted by the exchange ratio of .3364. On the date of the merger, all options became fully vested and exercisable.

     A summary of the Company's stock option plan is as follows. This information includes stock options relating to Princess Anne's stock option plans; both the number of shares and the per share exercise price were adjusted by the exchange ratio of .3364.



                                                                           Year Ended December 31,
                                                 1997                               1996                               1995
                                     ----------------------------  --------------------------------------  -------------------------
                                                     Weighted                           Weighted                           Weighted
                                                      Average                            Average                            Average
                                                     Exercise                           Exercise                           Exercise
                                        Shares         Price               Shares         Price              Shares          Price
                                     ------------ ---------------  ----------------- ---------------    --------------  ------------

Outstanding at beginning
     of year                            114,383         $16.21            133,227         $14.85            139,000        $13.90
Granted                                   4,235          45.00              6,234          34.63              5,234         37.00
Exercised                               (27,972)         13.89            (24,641)         13.47            (10,839)        13.25
Forfeited                                     -              -               (437)         17.83               (168)        23.19
                                        -------                           -------                           -------
Outstanding at end of year               90,646          18.27            114,383          16.21            133,227         14.85
                                        =======                           =======                           =======

Options exercisable at
     year end                            77,808                            96,661                           119,123


     The weighted average fair value of options granted during 1997, 1996 and 1995 was $14.68, $11.20 and $13.92, respectively.

The following table summarizes information about the options outstanding at December 31, 1997:



                                              Options Outstanding                                 Options Exercisable
                           ---------------------------------------------------------     --------------------------------------

                                                        Weighted
                                                         Average               Weighted                                    Weighted
                                                        Remaining              Average                                      Average
       Range of                    Number              Contractual             Exercise               Number               Exercise
    Exercise Prices             Outstanding               Life                  Price               Exercisable              Price
-----------------------    --------------------   -------------------    ------------------    -------------------   --------------

    $11.50                         51,666            4.6 years             $  11.50                   51,666            $  11.50
    $17.83                         12,539            4.7 years                17.83                   12,539               17.83
    $21.25 to $23.18               10,738            5.9 years                22.18                    9,429               22.06
    $34.63 to $37.00               11,468            8.6 years                35.71                    4,174               36.12
    $45.00                          4,235            9.2 years                45.00                        -               45.00
                                  -------                                                            -------
                                   90,646            5.5 years                18.27                   77,808               15.12
                                  =======                                                            =======



Management Recognition Plan

     The objective of the MRP is to enable the Company to retain personnel of experience and ability in key positions of responsibility. The MRP was authorized to acquire up to 2% of the shares of common stock of the Company issued in the conversion. CENIT Bank contributed $247,250 to the MRP to enable the MRP trustees to acquire a total of 21,500 shares of the common stock in the conversion at $11.50 per share. As a result of an oversubscription in the subscription offering, the MRP was able to acquire only 15,000 shares in the conversion. In 1997, 1996 and 1995, the MRP purchased 4,706, 3,535 and 1,484 additional shares, respectively, at an average price of approximately $45.38, $33.78 and $39.30 per share, respectively.

     A total of 12,362 shares were granted in 1992 and vested 20% each year over five years beginning in 1993. The shares granted in 1995, 1996 and 1997 vest at the end of three to five years. Compensation expense, which is recognized as shares vest, totaled $122,000, $82,000, and $50,000 for 1997, 1996 and 1995,
respectively. The unamortized cost of the shares purchased, which represents deferred compensation, is reflected as a reduction of stockholders' equity in the Company's consolidated statement of financial condition.

    A summary of MRP grants is as follows:

                                                 Year Ended December 31,
                                               1997        1996        1995
                                             -------------------------------

      Outstanding at beginning of year        10,131       9,068       9,479
      Granted                                  4,706       3,535       2,061
      Exercised                               (3,443)     (2,472)     (2,472)
                                             -------------------------------
      Outstanding at end of year              11,394      10,131       9,068
                                             ===============================

     There were no grants forfeited during these periods and no grants were exercisable at the end of each period. At December 31, 1997, the weighted average period until the awards become vested is approximately two and one-half years. The weighted average fair value of shares granted in 1997, 1996 and 1995 was $45.00, $34.63, and $38.50, respectively.

Note 19
Commitments and Financial Instruments With Off-Balance Sheet Credit Risk

     The Company is a party to financial instruments with off-balance sheet credit risk in the normal course of business to meet the financing needs of its customers and, to a lesser extent, to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit in the form of loans or through letters of credit, interest rate caps and interest rate swaps. At December 31, 1997, financial instruments with off-balance sheet risk are limited to outstanding loan commitments and letters of credit. There are no open interest rate cap or interest rate swap positions at December 31, 1997.

     Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contracts prior to funding. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Because certain of the commitments are expected to be withdrawn or expire unused, the total commitment amount does not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The type and amount of collateral obtained varies but generally includes real estate or personal property.

     The Company had loan commitments, excluding the undisbursed portion of construction and acquisition and development loans, as follows (in thousands):

                                                             December 31,
                                                         1997            1996

Commitments outstanding:
Mortgage loans:
Fixed rate (rates between 7.00% and 9.50% at 1997
 and between 7.25% and 9.00% at 1996)                 $  2,766        $  1,201
    Variable rate                                        1,745           1,594
  Commercial business loans                              2,857             638
  Consumer loans                                             -               -
                                                      -------------------------
                                                      $  7,368        $   3,433
                                                      =========================

     At December 31, 1997, the Company has granted unused consumer and commercial lines of credit of $22,128,000 and $11,558,000, respectively, and has commitments to purchase loans totaling $28.1 million.

     Standby letters of credit are written unconditional commitments issued to guarantee the performance of a customer to a third party and total approximately $3,431,000 at December 31, 1997. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending a loan and the collateral obtained, if any, varies but generally includes real estate or personal property. Because most of these letters of credit expire without being drawn upon, they do not necessarily represent future cash requirements.

     Commitments to purchase securities are contracts for delayed delivery of securities in which the seller agrees to make delivery on a specified future date of a specified instrument, with a specified coupon, for a specified price. At December 31, 1997, the Company had commitments to purchase approximately $9,346,000 of adjustable-rate mortgage- backed certificates.

     Rent expense under long-term operating leases for property approximates $709,000, $620,000, and $460,000 for the years ended December 31, 1997, 1996 and
1995, respectively. The minimum rental commitments under noncancelable leases with an initial term of more than one year for the years ending December 31, are as follows (in thousands):


                               1998                              $     696
                               1999                                    652
                               2000                                    538
                               2001                                    442
                               2002                                    371
                               Thereafter                            1,728
                                                                 ---------
                                                                 $   4,427
                                                                 =========

Note 20
Regulatory matters

Capital Adequacy

     CENIT Bank and Princess Anne Bank are subject to various regulatory capital requirements administered by the Office of Thrift Supervision and Federal Reserve Board, respectively. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks' assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Banks' capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.

     As set forth in the table below, quantitative measures established by regulation to ensure capital adequacy require CENIT Bank to maintain minimum amounts and ratios of tangible capital to adjusted total assets, of core capital to adjusted total assets and total capital to risk-weighted assets. Princess Anne is required to maintain minimum amounts and ratios of leverage capital to adjusted average total assets, and Tier 1 and total capital to risk-weighted assets. As of December 31, 1997, the Banks exceeded all capital adequacy requirements to which they are subject.

     As of December 31, 1997, the most recent notification from the Office of Thrift Supervision and Federal Reserve Board categorized CENIT Bank and Princess Anne Bank, respectively, as Well Capitalized under the framework for prompt corrective action. To be considered Well Capitalized under prompt corrective action provisions, the Banks must maintain capital ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Banks' categorizations.

     As a bank holding company, the Company is also subject to the capital adequacy guidelines established by the Federal Reserve Board.

     The Banks' and Company's actual capital amounts and ratios are as follows (dollars in thousands):


                                                                                                                Required for
                                                 Actual                          Required                     Well Capitalized
                                        -------------------------          ----------------------            ---------------------
                                           Amount         Ratio             Amount          Ratio             Amount         Ratio
                                           ------         -----             ------          -----             ------         -----
As of December 31, 1997:

CENIT Bank
Core capital                             $   32,302        6.6%         $   14,744         3.0%          $   24,575         5.0%
Tangible capital                             32,302        6.6               7,372         1.5                    -           -
Tier 1 risk-based                            32,302       11.1              11,610         4.0               17,416         6.0
Total risk-based                             34,799       12.0              23,221         8.0               29,026        10.0

Princess Anne Bank
Tier 1 leverage                          $   14,006        7.1%         $    7,931         4.0%          $    9,914         5.0%
Tier 1 risk-based                            14,006       11.4               4,905         4.0                7,358         6.0
Total risk-based                             15,184       12.4               9,810         8.0               12,263        10.0

CENIT Bancorp
Tier 1 leverage                          $   45,071        6.6%         $   27,383         4.0%          $        -          -%
Tier 1 risk-based                            45,071       10.8              16,632         4.0                    -           -
Total risk-based                             48,854       11.7              33,264         8.0                    -           -

As of December 31, 1996:

CENIT Bank
Core capital                             $   28,991        6.0%         $   14,594         3.0%          $   24,323         5.0%
Tangible capital                             28,991        6.0               7,297         1.5                    -           -
Tier 1 risk-based                            28,991       11.0              10,547         4.0               15,820         6.0
Total risk-based                             31,510       11.9              21,094         8.0               26,367       10.0

Princess Anne Bank
Tier 1 leverage                          $   13,789        7.1%         $    7,738         4.0%          $    9,672         5.0%
Tier 1 risk-based                            13,789       12.7               4,350         4.0                6,525         6.0
Total risk-based                             14,986       13.8               8,700         8.0               10,875        10.0

CENIT Bancorp
Tier 1 leverage                          $   44,163        6.5%         $   27,171         4.0%         $        -           -%
Tier 1 risk-based                            44,163       11.8              14,959         4.0                   -           -
Total risk-based                             47,969       12.8              29,919         8.0                   -           -



Dividend Restrictions

     CENIT Bank's capital exceeds all of the capital requirements imposed by FIRREA. OTS regulations provide that an association that exceeds all fully phased-in capital requirements before and after a proposed capital distribution can, after prior notice but without the approval by the OTS, make capital distributions during the calendar year of up to the higher of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income during the most recent four-quarter period. Any additional capital distributions require prior regulatory approval.

     As a state chartered bank which is a member of the Federal Reserve, Princess Anne Bank is subject to legal limitations on capital distributions including the payment of dividends, if, after making such distribution, the institution would become "undercapitalized" (as such term is used in the statute). For all state member banks of the Federal Reserve seeking to pay dividends, the prior approval of the applicable Federal Reserve Bank is required if the total of all dividends declared in any calendar year will exceed the sum of the bank's net profits for that year and its retained net profits for the preceding two calendar years. Federal law also generally prohibits a depository institution from making any capital distribution (including payment of a dividend or payment of a management fee to its holding company) if the depository institution would thereafter fail to maintain capital above regulatory minimums. Federal Reserve Banks are also authorized to limit the payment of dividends by any state member bank if such payment may be deemed to constitute an unsafe or unsound practice. In addition, under Virginia law no dividend may be declared or paid that would impair a Virginia chartered bank's paid-in capital. The Virginia State Corporation Commission has general authority to prohibit payment of dividends by a Virginia chartered bank if it determines that the limitation is in the public interest and is necessary to ensure the bank's financial soundness.

     The Company is subject to the restrictions of Delaware law, which generally limit dividends to the amount of a corporation's surplus or, in the case where no such surplus exists, the amount of a corporation's net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

Note 21
Stockholders' Equity

     As part of CENIT Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, CENIT Bank established a liquidation account for the benefit of eligible depositors who continue to maintain their deposit accounts in the Company after conversion. In the unlikely event of a complete liquidation of CENIT Bank, each eligible depositor will be entitled to receive a liquidation distribution from the liquidation account, in the proportionate amount of the then current adjusted balance for deposit accounts held, before distribution may be made with respect to CENIT Bank's capital stock. CENIT Bank may not declare or pay a cash dividend to the Company on, or repurchase any of, its capital stock if the effect thereof would cause the retained earnings of CENIT Bank to be reduced below the amount required for the liquidation account. Except for such restrictions, the existence of the liquidation ac count does not restrict the use or application of CENIT Bank's retained earnings. At December 31, 1997, the liquidation account balance was $3,819,000.


Note 22
Related Party Transactions

     The Company has made loans to executive officers, directors, and to companies in which the executive officers and directors have a financial interest. The following is a summary of related party loans (in thousands):



Balance at January 1, 1997                                        $    3,055
Originations - 1997                                                      454
Repayments - 1997                                                       (617)
                                                                  ----------
Balance at December 31, 1997                                      $    2,892
                                                                  ==========

     Under the Company's current policy, related party loans are made on substantially the same terms, including interest rate and collateral requirements, as are available to the general public. The Company's previous policy permitted the Company's directors and executive officers to borrow from the Company at an interest rate one percentage point in excess of the Company's then existing cost of funds. There is one loan made under the Company's previous policy still outstanding at December 31, 1997, which has a balance of $154,000 and a fixed interest rate of 7.875%. The Company believes loans to related parties do not involve more than the normal risk of collectibility. Commitments to extend credit and letters of credit to related parties totaled $1,390,000 at December 31, 1997.

Note 23
Disclosures About Fair Value of Financial Instruments

     The following summary presents the methodologies and assumptions used to estimate the fair value of the Company's financial instruments presented below. The Company operates as a going concern and except for its investment securities portfolio and certain residential loans, no active market exists for its financial instruments. Much of the information used to determine fair value is highly subjective and judgmental in nature and therefore the results may not be precise. The subjective factors include, among other things, estimates of cash flows, risk characteristics, credit quality, and interest rates, all of which are subject to change. Since the fair value is estimated as of December 31, 1997, the amounts which will actually be realized or paid upon settlement or maturity of the various instruments could be significantly different.

Cash and Federal Funds Sold

     For cash and federal funds sold, the carrying amount is a reasonable estimate of fair value.

Investment Securities

     Fair values are based on quoted market prices or dealer quotes for U.S. Treasury securities, other U.S. government agency securities, and mortgage-backed certificates. As required by FAS 115, securities available for sale are recorded at fair value.

Loans

     The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities, or based on quoted market prices for mortgage-backed certificates securitized by similar loans, adjusted for differences in loan characteristics. The risk of default is measured as an adjustment to the discount rate, and no future interest income is assumed for nonaccrual loans.

     The fair value of loans does not include the value of the customer relationship or the right to fees generated by the account.

Federal Home Loan Bank and Federal Reserve Bank Stock

     The carrying value of Federal Home Loan Bank and Federal Reserve Bank stock is a reasonable estimate of the fair value.

Deposit Liabilities

     The fair value of deposits with no stated maturities (which includes demand deposits, savings accounts, and money market deposits) is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using a discounted cash flow model based on the rates currently offered for deposits of similar maturities.

     FAS 107 requires deposit liabilities with no stated maturity to be reported at the amount payable on demand without regard for the inherent funding value of these instruments. The Company believes that significant value exists in this funding source.

Short-term Borrowings

     For short-term borrowings (which include short-term advances from the Federal Home Loan Bank and securities sold under agreements to repurchase), the carrying amount is a reasonable estimate of fair value.

Long-term Borrowings

     Rates currently available to the Company for borrowings with similar terms and remaining maturities are used to estimate fair value of existing borrowings.

Loan Commitments and Standby Letters of Credit

     The Company has reviewed its loan commitments and standby letters of credit and determined that differences between the fair value and notional principal amounts are not significant.

The estimated fair values of the Company's financial instruments that differ from their carrying amount are as follows (in thousands):


                                                                         December 31,
                                                             1997                            1996
                                                  --------------------------      ---------------------------
                                                   Carrying          Fair          Carrying          Fair
                                                    Amount          Value           Amount           Value
                                                  --------------------------      ---------------------------
Financial assets:
  Loans held for investment, net                  $   486,487     $  494,207      $   422,219     $   427,615
Financial liabilities:
  Deposits with stated maturities                     328,198        330,314          329,688         332,098
  Long-term borrowings                                 62,575         63,152                -               -


     As mentioned in the assumptions above, the estimated fair value of loans and deposits does not include any value for the customer relationship or the right to future fee income which may be generated by these relationships.


Note 24
Condensed Parent Company Only Financial Statements

     The following condensed financial statements for CENIT Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.


Condensed Statement of Financial Condition
(In thousands)
                                                   December 31,
                                              1997            1996
                                         ---------------------------
Assets:
  Cash                                   $        1      $         4
  Equity in net assets of the Banks          51,173           48,223
  Other assets                                1,908            1,762
                                         ---------------------------
                                         $   53,082      $    49,989
                                         ===========================

Liabilities:
  Other borrowings                            2,575                -
  Other liabilities                             570              381
                                         ---------------------------
                                              3,145              381
                                         ---------------------------
Stockholders' equity                         49,937           49,608
                                         ---------------------------
                                         $   53,082      $    49,989
                                         ===========================

Condensed Statement of Operations
(In thousands)

                                                Year Ended December 31,
                                           1997          1996          1995
                                        --------      --------      --------

Equity in earnings of the Banks         $  6,767      $  3,943      $  3,084
Interest expense                            (110)          (16)          (41)
Salaries and employee benefits              (349)         (276)          (65)
Expenses related to proxy contest
and other matters                           (405)            -             -
Professional fees                           (247)         (108)         (155)
Merger expenses                                -             -          (397)
Other expenses                               (87)         (122)          (86)
                                        ------------------------------------
Income before income taxes                 5,569         3,421         2,340
Benefit from income taxes                    434           187           132
                                        ------------------------------------
Net income                              $  6,003      $  3,608      $  2,472
                                        ====================================


Condensed Statement of Cash Flows
(In thousands)

                                                               Year Ended December 31,
                                                       1997             1996            1995
                                                    ----------      ----------      ----------
Cash flows from operating activities:
    Net income                                      $    6,003      $     3,608     $     2,472
    Add (deduct) items not affecting cash:
        Undistributed earnings of the Banks             (3,157)          (1,941)         (2,368)
        Amortization                                         3               26              16
        (Increase) decrease in other assets               (114)          (1,192)            163
        Increase in liabilities                            189              121              57
                                                    -------------------------------------------
           Net cash provided by operations               2,924              622             340
                                                    -------------------------------------------

Cash flows from financing activities:
    Cash dividends paid                                 (1,627)          (1,215)           (531)
    Net proceeds from issuance of common stock             357              583             196
    Increase in other borrowings                         4,000                -               -
    Principal payments on other borrowings              (1,425)               -               -
    Purchase of common stock by ESOP                    (4,232)               -               -
                                                    -------------------------------------------
           Net cash used for financing activities       (2,927)            (632)           (335)
                                                    -------------------------------------------
Net increase (decrease) in cash and cash
    equivalents                                             (3)             (10)              5

Cash and cash equivalents at beginning of period             4               14               9
                                                    -------------------------------------------
Cash and cash equivalents at end of period          $        1      $         4     $        14
                                                    ===========================================



Note 25
Quarterly Results of Operations (Unaudited)
(Dollars in thousands, except per share data)

                                                                                       Year Ended December 31, 1997
                                                                    First         Second          Third           Fourth
                                                                   Quarter       Quarter         Quarter         Quarter
                                                                ------------------------------------------------------------

Total interest income                                           $  12,551      $    12,766     $    12,858     $    12,601
Total interest expense                                              7,221            7,385           7,461           7,243
                                                                ----------------------------------------------------------
    Net interest income                                             5,330            5,381           5,397           5,358
Provision for loan losses                                             150              150             150             150
                                                                ----------------------------------------------------------
    Net interest income after provision
       for loan losses                                              5,180            5,231           5,247           5,208
Other income                                                          971            1,359           1,376           2,007
Other expenses                                                      4,527            4,194           3,979           4,612
                                                                ----------------------------------------------------------
Income before income taxes                                          1,624            2,396           2,644           2,603
Provision for income taxes                                            570              848             935             911
                                                                ----------------------------------------------------------
    Net income                                                  $   1,054      $     1,548     $     1,709     $     1,692
                                                                ==========================================================

Earnings per share:(1)
    Basic                                                       $     .64      $       .94     $      1.05     $      1.08
                                                                ==========================================================
    Diluted                                                     $     .62      $       .92     $      1.03     $      1.04
                                                                ==========================================================

Dividends per common share                                      $     .25      $       .25     $       .25     $       .25
                                                                ==========================================================
Pro forma earnings per share to reflect 3 for 1
stock split approved by Board of Directors on
  March 24, 1998
    Basic                                                       $     .22      $       .31     $       .35     $       .36
                                                                ==========================================================
    Diluted                                                     $     .21      $       .30     $       .34     $       .35
                                                                ==========================================================


                                                                                       Year Ended December 31, 1996
                                                                    First           Second          Third           Fourth
                                                                   Quarter         Quarter         Quarter         Quarter
                                                              ------------------------------------------------------------

Total interest income                                          $   11,852      $    11,692     $    12,256     $    12,371
Total interest expense                                              7,003            6,870           7,135           7,079
                                                               -----------------------------------------------------------
    Net interest income                                             4,849            4,822           5,121           5,292
Provision for loan losses                                             102               53             101             121
                                                               -----------------------------------------------------------
    Net interest income after provision
       for loan losses                                              4,747            4,769           5,020           5,171
Other income                                                          896              981           1,053             964
Other expenses                                                      3,794            3,870           6,350           4,158
                                                               -----------------------------------------------------------
Income (loss) before income taxes                                   1,849            1,880            (277)          1,977
Provision for (benefit from) income taxes                             646              659            (162)            678
                                                               -----------------------------------------------------------
    Net income (loss)                                          $    1,203      $     1,221     $      (115)    $     1,299
                                                               ===========================================================

Earnings (loss) per share:(1)
    Basic                                                      $      .75      $       .75     $      (.07)    $       .80
                                                               ===========================================================
    Diluted                                                    $      .73      $       .74     $      (.07)    $       .77
                                                               ===========================================================

Dividends per common share                                     $      .10      $       .20     $       .20     $       .25
                                                               ===========================================================
Pro forma earnings per share to reflect 3 for 1
stock split approved by Board of Directors on
  March 24, 1998
    Basic                                                      $      .25      $       .25     $      (.02)    $       .26
                                                               ===========================================================
    Diluted                                                    $      .24      $       .24     $      (.02)    $       .26
                                                               ===========================================================

     (1) Amounts previously reported on Form 10-Q have been adjusted to reflect the adoption of FAS 128, "Earnings Per Share."



Note 26
Subsequent Event (Unaudited)

     On March 24, 1998, the Company's Board of Directors approved a 3 for 1 stock split and maintained the par value per common share at $.01. The pro forma impact on annual earnings per share is reflected on the face of the income statement and the pro forma impact on quarterly earnings per share is included in Note 25, "Quarterly Results of Operations, (Unaudited)." The pro forma impact on the number of common shares outstanding, the amount of common stock and additional paid in capital is as follows (dollars in thousands):

                                                       Historical     Pro Forma
                                                       ----------     ---------
    December 31, 1997

        Number of common shares outstanding              1,657,081     4,971,243
        Common Stock amount                            $        17    $       50
        Additional paid-in capital                     $    18,152    $   18,119

    December 31, 1996

        Number of common shares outstanding              1,635,044     4,905,132
        Common Stock amount                             $       16     $      49
        Additional paid-in capital                      $   17,670     $  17,637

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
                                    PART III

Item 10 - Directors and Executive Officers of the Registrant

     The information contained under the caption "Election of Directors" to appear in the Company's definitive proxy statement relating to the Company's 1998 Annual Meeting of Stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year covered by this report on Form 10-K (hereinafter referred to as the "Annual Meeting Proxy Statement"), is incorporated herein by reference. Information concerning the executive officers of the Company is included in Part I of this Report on Form 10-K.

Item 11 - Executive Compensation

     The  information   contained  under  the  caption   "Directors'  Fees"  and
"Executive Compensation" to appear in the Annual Meeting Proxy Statement is incorporated herein by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

     The information contained under the caption "Security Ownership of Certain Beneficial Owners" and "Information with Respect to Nominees and Continuing Directors" to appear in the Annual Meeting Proxy Statement is incorporated herein by reference.

Item 13 - Certain Relationships and Related Transactions

     The  information  contained under the captions  "Transactions  with Certain
Related Persons" and "Compensation Committee Interlocks and Insider Participation" to appear in the Annual Meeting Proxy Statement is incorporated herein by reference.

                                     PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1)  Financial Statements
(a) (2)  Financial Statement Schedules

   See Item 8 - Financial Statements and Supplementary Data

(a) (3)  Exhibits

     The following exhibits are either filed as part of this report or are incorporated herein by reference:

     Exhibit No. 3 Certificate of Incorporation, incorporated herein by reference to this report from the Exhibits to Form S-1, Registration Statement filed on July 31, 1991, Registration No. 33-41848 and Amendment No. 2 to Form S-1 Registration Statement, filed on June 11, 1992, and Exhibits to Form 10-Q filed on November 3, 1997.

    3.1  Certificate of Incorporation of CENIT Bancorp, Inc.
    3.3 Certificate of Amendment to Certificate of Incorporation of CENIT Bancorp, Inc.
    3.4  Bylaws of CENIT Bancorp, Inc.

Exhibit No. 10. Material Contracts, incorporated herein by reference to this document from the Exhibits to Form S-1, Registration Statement, as amended, filed on July 31, 1991, Registration No. 33-41848, Exhibits to Amendment No. 1 to Form S-1 filed on April 29, 1992, Exhibits to Amendment No. 2 to Form S-1 filed on June 11, 1992, Exhibits to Form 8-K filed on October 22, 1993, Exhibits to Form 8-K filed on November 18, 1994, Exhibits to Form S-4 filed on April 4, 1995, Registration No. 033-90922, Exhibits to Form 10-Q filed on November 14, 1995, Exhibits to Form 8-K filed on July 9, 1996, and Exhibits to Form 10-K filed on March 25, 1997.

10.1  Employment Agreement with Michael S. Ives
10.2  CENIT Stock Option Plan
10.3  CENIT Employees Stock Ownership Plan and Trust Agreement
10.4  ESOP Loan Commitment Letter
10.5  CENIT Management Recognition Plan
10.6  ESOP Loan Agreement
10.7 Agreement and Plan of Reorganization between Princess Anne Company and CENIT Bancorp, Inc.
10.8  Employment Agreement with J. Morgan Davis
10.9 Branch Purchase and Deposit Assumption Agreement between CENIT Bancorp, Inc. and Essex Savings Bank, F.S.B.
10.10 Amendment to Employment Agreement with Michael S. Ives
10.11 Amendment to Employment Agreement with J. Morgan Davis

Exhibit No. 11.  Statement Re:  Computation of Per Share Earnings
      The 1997 statement Re:  Computation of per share earnings is attached as
      Exhibit 11.

Exhibit No. 21.  Subsidiaries of the Registrant.
     CENIT Bank and Princess Anne are the only subsidiaries of the Registrant. Information regarding the subsidiaries of CENIT Bank and Princess Anne is included in Part I, Item 1 under the captions "Activities of Subsidiary Companies of CENIT Bank" and "Activities of Subsidiary Company of Princess Anne," which is incorporated by reference.

Exhibit No. 23.1.  Consent of Independent Accountants.
     The consent of Price Waterhouse LLP, independent accountants for the Company, is attached as Exhibit 23.1.

(b) Reports on Form 8-K filed in the fourth quarter of 1997
     None.

(c)  Exhibits
     Exhibits to this Form 10-K are either filed as part of this Report or are incorporated herein by reference.

(d) Financial Statements Excluded from Annual Report to Shareholders pursuant to Rule 14a3(b)
    Not applicable.

Supplemental Information

     As of the date of filing of this report on Form 10-K, no annual report or proxy material has been sent to security holders. Such material will be furnished to security holders and the Securities and Exchange Commission subsequent to the filing of this report on Form 10-K.

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


                                           CENIT Bancorp, Inc.


                             By:           /s/ Michael S. Ives
                                           Michael S. Ives, President
                                           and Chief Executive Officer

                                           March 31, 1998
                                                 (Date)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:           /s/ John O. Guthrie                                March 31, 1998
              John O. Guthrie                                        (Date)
              Senior Vice President and
              Chief Financial Officer

By:           /s/ David A. Foster                                March 31, 1998
              David A. Foster                                        (Date)
              First Vice President and
              Principal Accounting Officer

By:           /s/ C. L. Kaufman, Jr.                             March 31, 1998
              C. L. Kaufman, Jr.                                     (Date)
              Chairman of the Board/Director


By:           /s/ Michael S. Ives                                March 31, 1998
              Michael S. Ives                                        (Date)
              Director


By:           /s/ David L. Bernd                                 March 31, 1998
              David L. Bernd                                         (Date)
              Director


By:           /s/ Patrick E. Corbin                              March 31, 1998
              Patrick E. Corbin                                      (Date)
              Director


By:           /s/ J. Morgan Davis                                March 31, 1998
              J. Morgan Davis                                        (Date)
              Director


By:           /s/ Roger C. Reinhold                              March 31, 1998
              Roger C. Reinhold                                      (Date)
              Director


By:           /s/ Anne B. Shumadine                              March 31, 1998
              Anne B. Shumadine                                      (Date)
              Director

By:           /s/ John A. Tilhou                                 March 31, 1998
              John A. Tilhou                                         (Date)
              Director


By:           /s/ David R. Tynch                                 March 31, 1998
              David R. Tynch                                         (Date)
              Director