Form 10-Q
period 1998-03-31
CENIT BANCORP INC
filed 1998-05-05
CIK 877834

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended March 31, 1998              Commission File Number 0-20378

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

                           YES   X                 NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock $.01 Par Value                                  4,984,830
       Title of Class                              Number of Shares Outstanding
                                                       as of April 22, 1998

                      CENIT BANCORP, INC. AND SUBSIDIARIES

                                    Contents
                -----------------------------------------------




                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1
   Financial Statements

Consolidated  Statement of Financial  Condition as of March 31, 1998 (Unaudited)
and December 31, 1997......................................................... 1

Unaudited Consolidated Statement of Operations for the Three Months
Ended March 31, 1998 and March 31, 1997........................................2

Unaudited Consolidated Statement of Comprehensive Income for the Three
Months Ended March 31, 1998 and March 31, 1997.................................3

Unaudited Consolidated Statement of Cash Flows for the Three Months Ended
March 31, 1998 and March 31, 1997..............................................4

Unaudited Consolidated Statement of Changes in Stockholders' Equity for the
Three Months ended March 31, 1998..............................................5

Notes to Unaudited Consolidated Financial Statements...........................6

Item 2
   Management's Discussion and Analysis of Financial Condition and Results of
   Operations..................................................................7


PART II - OTHER INFORMATION

Item 1
   Legal Proceedings..........................................................16

Item 2
   Changes in Securities......................................................16

Item 3
   Defaults Upon Senior Securities............................................16

Item 4
   Submission of Matters to a Vote of Security Holders........................16

Item 5
   Other Information..........................................................16

Item 6
   Exhibits and Reports on Form 8-K...........................................16

   Signatures.................................................................16

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
                                       CENIT BANCORP, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (Dollars in thousands, except per share data)

                                                      ASSETS
                                                                             (Unaudited)
                                                                           March 31, 1998       December 31, 1997
                                                                           --------------       -----------------

Cash                                                                          $  19,564             $  16,993
Federal funds sold                                                               14,591                37,118
Securities available for sale at fair value (adjusted
   cost of $136,886 and $135,861, respectively)                                 137,992               137,188
Loans, net:
   Held for investment                                                          519,727               486,487
   Held for sale                                                                  4,001                 3,167
Interest receivable                                                               5,301                 4,888
Real estate owned, net                                                              725                 1,098
Federal Home Loan Bank and Federal Reserve Bank stock, at cost                   10,211                 8,711
Property and equipment, net                                                      14,301                14,230
Goodwill and other intangibles, net                                               3,919                 4,010
Other assets                                                                      4,095                 4,193
                                                                              ---------             ---------
                                                                              $ 734,427             $ 718,083
                                                                              =========             =========
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
     Noninterest-bearing                                                      $  63,169             $  54,874
     Interest-bearing                                                           446,276               452,796
                                                                              ---------             ---------
        Total deposits                                                          509,445               507,670
   Advances from the Federal Home Loan Bank                                     158,000               145,000
   Other borrowings                                                               1,861                 2,575
   Securities sold under agreements to repurchase                                 9,778                 9,664
   Advance payments by borrowers for taxes and insurance                          1,366                   720
   Other liabilities                                                              3,479                 2,517
                                                                              ---------             ---------
        Total liabilities                                                       683,929               668,146
                                                                              ---------             ---------
Stockholders' equity:
   Preferred stock, $.01 par value; authorized 3,000,000
     shares; none outstanding                                                         -                     -
   Common stock, $.01 par value; authorized 7,000,000 shares;
     issued and outstanding 4,977,321 and 4,971,243 shares,
     respectively                                                                    50                    50
   Additional paid-in capital                                                    18,240                18,119
   Retained earnings - substantially restricted                                  35,927                35,416
   Common stock acquired by Employee Stock Ownership Plan (ESOP)                 (4,188)               (4,232)
   Common stock acquired by Management Recognition
     Plan (MRP)                                                                    (243)                 (271)
   Accumulated other comprehensive income,
     net of income taxes                                                            712                   855
                                                                              ---------             ---------
     Total stockholders' equity                                                  50,498                49,937
                                                                              ---------             ---------
                                                                              $ 734,427             $ 718,083
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


                                       CENIT BANCORP, INC. AND SUBSIDIARIES

                                  UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Dollars in thousands, except per share data)

                                                                                               Three Months
                                                                                                   Ended
                                                                                                March 31,
                                                                                         1998             1997
                                                                                         ----             ----

Interest and fees on loans                                                            $  10,050          $ 8,875
Interest on mortgage-backed certificates                                                  1,483            2,713
Interest on investment securities                                                           679              727
Dividends and other interest income                                                         352              236
                                                                                      ---------          -------
   Total interest income                                                                 12,564           12,551
                                                                                      ---------          -------
Interest on deposits                                                                      5,102            5,056
Interest on borrowings                                                                    2,075            2,165
                                                                                      ---------          -------
   Total interest expense                                                                 7,177            7,221
                                                                                      ---------          -------
   Net interest income                                                                    5,387            5,330
Provision for loan losses                                                                   204              150
                                                                                      ---------          -------
   Net interest income after provision for loan losses                                    5,183            5,180
                                                                                      ---------          -------
Other income:
   Deposit fees                                                                             603              483
   Merchant processing fees                                                                 393              227
   Commercial mortgage brokerage fees                                                       181                4
   Gains on sales of loans and securities, net                                              175              108
   Other                                                                                    213              149
                                                                                      ---------          -------
     Total other income                                                                   1,565              971
                                                                                      ---------          -------

Other expenses:
   Salaries and employee benefits                                                         2,088            2,080
   Equipment, data processing and supplies                                                  704              686
   Net occupancy expense of premises                                                        473              460
   Merchant processing                                                                      361              190
   Professional fees                                                                        194              113
   Expenses related to proxy contest and other matters                                        -              394
   Other                                                                                    678              604
                                                                                      ---------          -------
     Total other expenses                                                                 4,498            4,527
                                                                                      ---------          -------

Income before income taxes                                                                2,250            1,624
Provision for income taxes                                                                  793              570
                                                                                      ---------          -------
   Net income                                                                         $   1,457          $ 1,054
                                                                                      =========          =======

Earnings per  share:
   Basic                                                                              $     .31          $   .22
                                                                                      =========          =======
   Diluted                                                                            $     .30          $   .21
                                                                                      =========          =======
Dividends per common share                                                            $     .10          $   .08
                                                                                      =========          =======







The notes to unaudited consolidated financial statements are an integral part of this statement.

                      CENIT BANCORP, INC. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                             (Dollars in thousands)



                                                                                               Three Months
                                                                                                   Ended
                                                                                                March 31,
                                                                                         1998             1997
                                                                                         ----             ----


Net income                                                                             $  1,457          $ 1,054
                                                                                       --------          -------

Other comprehensive income (loss), before income taxes:
   Unrealized gains (losses) on securities available for sale
     Unrealized holding gains (losses) arising during the period                           (189)             (59)
     Less: reclassification adjustment for gains included in net income                     (31)               -
                                                                                       --------          -------

Other comprehensive income (loss), before income taxes                                     (220)             (59)

Income tax benefit related to items of other comprehensive income (loss)                     77               26
                                                                                       --------          -------

Other comprehensive income (loss), net of income taxes                                     (143)             (33)
                                                                                       --------          -------

Comprehensive income                                                                   $  1,314          $ 1,021
                                                                                       ========          =======
























The notes to unaudited consolidated financial statements are an integral part of this statement.

                                       CENIT BANCORP, INC. AND SUBSIDIARIES

                                  UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                              (Dollars in thousands)

                                                                          Three months ended March 31,
                                                                             1998               1997

Cash flows from operating activities:
   Net income                                                             $  1,457           $  1,054
   Add (deduct) items not affecting cash in the period:
     Provision for loan losses                                                 204                150
     Provision for losses on real estate owned                                  14                 24
     Amortization of loan yield adjustments                                    100                 (5)
     Depreciation, amortization and accretion, net                             578                518
     Net (gains) losses on sales/disposals of:
        Securities                                                             (31)                 -
        Loans                                                                 (144)              (108)
        Real estate, property and equipment                                     46                  2
     Proceeds from sales of loans held for sale                             12,945              6,813
     Originations of loans held for sale                                   (13,636)            (7,232)
     Change in assets/liabilities:
        Decrease in interest receivable and other assets                      (251)            (1,037)
        Increase in other liabilities                                          651                516
                                                                           -------            -------
        Net cash provided by operating activities                            1,933                695
                                                                           -------            -------
Cash flows from investing activities:
   Purchases of securities available for sale                              (32,903)            (4,077)
   Proceeds from sales of securities available for sale                     17,768                  -
   Principal repayments on securities available for sale                     9,984             16,902
   Proceeds from maturities of securities available for sale                 4,000              5,000
   Net increase in loans held for investment                               (33,391)           (19,023)
   Net proceeds on sales of real estate owned                                  161                 49
   Additions to real estate owned                                                -                (77)
   Purchases of Federal Home Loan Bank stock                                (1,650)            (1,000)
   Redemption of Federal Home Loan Bank stock                                  150                  -
   Purchases of property and equipment                                        (392)              (601)
                                                                           -------            -------
     Net cash used for investing activities                                (36,273)            (2,827)
                                                                           -------            -------
Cash flows from financing activities:
   Proceeds from exercise of stock options and warrants                         36                 57
   Net increase (decrease) in deposits                                       1,775            (10,643)
   Proceeds from Federal Home Loan Bank advances                           267,000            316,000
   Repayment of Federal Home Loan Bank advances                           (254,000)          (308,000)
   Repayments of other borrowings                                             (714)                 -
   Net increase in securities sold under agreement
     to repurchase                                                             114                835
   Cash dividends paid                                                        (473)              (410)
   Other, net                                                                  646                533
                                                                           -------            -------
        Net cash provided by (used for) financing activities                14,384             (1,628)
                                                                           -------            -------
Decrease in cash and cash equivalents                                      (19,956)            (3,760)
Cash and cash equivalents, beginning of period                              54,111             23,478
                                                                           -------            -------
Cash and cash equivalents, end of period                                 $  34,155           $ 19,718
                                                                           =======            =======
Supplemental disclosures of cash flow  information:
     Cash paid during the period for interest                            $   2,704           $  2,941
     Cash paid during the period for income taxes                                -                  -
   Schedule of noncash investing and financing activities:
     Real estate acquired in settlement of loans                         $     105           $    383
     Loans to facilitate sale of real estate owned                             258                946







The notes to unaudited consolidated financial statements are an integral part of this statement.

                      CENIT BANCORP, INC. AND SUBSIDIARIES

       UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        Three Months Ended March 31, 1998
                             (Dollars in thousands)





                                                                                         Common
                                                                                         Stock      Accumulated Other
                                     Common       Common      Additional                Acquired      Comprehensive
                                      Stock        Stock       Paid-In     Retained     by ESOP      Income, Net of
                                     Shares       Amount       Capital     Earnings      and MRP      Income Taxes        Total


Balance, December 31, 1997,
   as originally reported         1,657,081      $ 17         $18,152       $35,416     $(4,503)       $   855          $ 49,937


Common stock issued in
   1998 three-for-one stock split 3,314,162        33             (33)            -          -               -                 -
                                  ---------      ----         -------       -------     ------         -------          --------


Balance, December 31, 1997,
   as restated                    4,971,243      $ 50         $18,119       $35,416     $(4,503)     $   855            $ 49,937


Comprehensive income                      -         -               -         1,457          -          (143)              1,314


Cash dividends declared                   -         -               -          (946)         -             -                (946)


Exercise of stock options and
   related tax benefits               6,078         -              80             -          -             -                  80


Other                                     -         -              41             -         72             -                 113
                                    -------      ----         -------       -------     ------       -------            --------


Balance, March 31, 1998           4,977,321      $ 50         $18,240       $35,927     $(4,431)     $   712            $ 50,498
                                  =========      ====         =======       =======     =======      =======            ========


























The notes to unaudited consolidated financial statements are an integral part of this statement.


                      CENIT BANCORP, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month periods ended March 31, 1998 and 1997 are not necessarily indicative of results that may be expected for the entire year or any interim periods. Certain previously reported amounts have been reclassified to agree with the current presentation. The interim financial statements should be read in conjunction with the December 31, 1997 consolidated financial statements of CENIT Bancorp, Inc. (the "Company").

Note 2 - Per Share Data

     On March 24, 1998, the Company declared a three-for-one stock split. All financial data included in this Form 10-Q reflects the effect of the stock split.

     The Company adopted FAS 128, Earnings per Share, on December 31, 1997. The Company changed the method used to compute earnings per share and restated all prior periods.

     Basic earnings per share is calculated using weighted average shares outstanding. For the three month period ended March 31, 1998, weighted average shares used to compute basic earnings per share were 4,729,096. For the three months ended March 31, 1997, weighted average shares used to compute basic earnings per share were 4,914,198.

     Diluted earnings per share is calculated by adding common stock equivalents to the weighted average shares outstanding. For the three month period ended March 31, 1998, weighted average shares used to compute diluted earnings per share were 4,868,040. For the three months ended March 31, 1997, weighted average shares used to compute diluted earnings per share were 5,052,138.

     The unallocated common shares held by the Company's Employee Stock Ownership Plan are excluded from the weighted average shares used to calculate basic and diluted earnings per share.

Note 3 - Comprehensive Income

     On January 1, 1998, the Company adopted FAS 130, Reporting Comprehensive Income. FAS 130 establishes standards for reporting and displaying comprehensive income and its components. The adoption of FAS 130 did not have a material impact on the Company. All of the Company's other comprehensive income relates to net unrealized gains (losses) on available for sale securities.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The Company's business currently consists of the business of CENIT Bank, FSB and CENIT Bank (formerly Princess Anne Bank) (the "Banks"). Effective February 6, 1998, Princess Anne Bank changed its name to CENIT Bank. On March 24, 25, and 26, 1998, the Boards of Directors of the Banks, as well as the Board of Directors of the Company, as the sole shareholder of the Banks, voted to merge CENIT Bank into CENIT Bank, FSB. Following the merger, which is expected to be completed during the second quarter of 1998, the Company will cease to be regulated by the Federal Reserve, and will be a registered savings and loan holding company regulated pursuant to the Homeowner's Loan Act, as amended (the "HOLA"). As such, the Company will be subject to the regulation, examination, supervision and reporting requirements of the Office of Thrift Supervision ("OTS").

     The principal business of the Banks consists of attracting retail deposits from the general public in their market areas through a variety of deposit products and investing these funds in commercial, real estate and consumer loans. The Banks also invest in mortgage-backed certificates, securities issued by the U.S. Treasury and U.S. Government agencies and other investments permitted by applicable laws and regulations.

Financial Condition Of The Company

Total Assets

     At March 31, 1998, the Company had total assets of $734.4 million compared to $718.1 million at December 31, 1997.

Securities Available for Sale

     Securities available for sale totaled $138.0 million at March 31, 1998 and are comprised of U. S. Treasury securities, other U. S. Government agency securities, and mortgage-backed certificates. The net decrease of $804,000 from December 31, 1997 resulted primarily from $10.0 million of repayments, $4.0 million of proceeds from maturities, $17.8 million of proceeds from the sales of securities, and $32.9 million in purchases of securities available for sale. It has been the Company's experience that most mortgage-backed certificates prepay substantially in advance of their scheduled amortizations. Excluding the mortgage-backed certificates purchased or sold during the first three months of 1998, the Company experienced amortizations or prepayments on its mortgage-backed certificate portfolio at an annualized rate of approximately 40% during the first quarter of 1998.

Loans

     The balance of net loans held for investment increased from $486.5 million at December 31, 1997 to $519.7 million at March 31, 1998. This increase resulted primarily from an increase in adjustable-rate residential mortgage loans of $31.1 million. For the three months ended March 31, 1998, loan originations totaled $53.5 million, loan purchases totaled $48.8 million, and total principal reductions totaled $66.8 million. Loan purchases include the bulk purchase of $46.1 million of adjustable-rate residential mortgage loans during the first quarter of 1998 with an initial yield of 6.70%. The collateral for these bulk purchased loans is located primarily outside the Company's primary market area. During the first quarter of 1998, amortizations or prepayments of conventional 1- to 4-family residential mortgage loans were approximately 40% on an annualized basis.

     The following table sets forth the composition of the Company's loans in dollar amounts and as a percentage of the Company's total gross loans held for investment at the dates indicated.


                                                            March 31, 1998                 December 31, 1997
                                                            --------------                 -----------------
                                                                        (Dollars in Thousands)
                                                       Amount        Percent              Amount        Percent
                                                       ------        -------              ------        -------

Real estate loans:
   Residential permanent 1- to 4-family:
     Adjustable rate                                  $ 244,738        43.23%           $  213,682        40.20%
     Fixed rate
       Conventional                                      83,248        14.70                89,356        16.81
       Guaranteed by VA or insured by FHA                 5,104          .90                 5,487         1.03
                                                      ---------       ------            ----------       ------
     Total permanent 1- to 4-family                     333,090        58.83               308,525        58.04
   Residential permanent 5 or more family                 6,260         1.11                 6,374         1.20
                                                      ---------                         ----------
     Total permanent residential loans                  339,350        59.94               314,899        59.24
                                                      ---------       ------            ----------       ------
   Commercial real estate loans:
     Hotels                                              10,120         1.78                10,240         1.93
     Office and warehouse facilities                     28,348         5.01                26,710         5.02
     Retail facilities                                   16,881         2.98                18,249         3.43
     Other                                                3,322          .59                 2,714          .51
                                                      ---------       ------            ----------       ------
     Total commercial real estate loans                  58,671        10.36                57,913        10.89
                                                      ---------       ------            ----------       ------
   Construction loans:
     Residential 1- to 4-family                          45,001         7.94                44,208         8.32
     Residential 5 or more family                        16,185         2.86                12,784         2.40
     Nonresidential                                       3,281          .58                 1,420          .27
                                                      ---------       ------            ----------       ------
     Total construction loans                            64,467        11.38                58,412        10.99
                                                      ---------       ------            ----------       ------

   Land acquisition and development loans:
     Consumer lots                                        4,415          .78                 4,573         0.86
     Acquisition and development                         14,809         2.62                13,327         2.51
                                                      ---------       ------            ----------       ------
     Total land acquisition and development
       loans                                             19,224         3.40                17,900         3.37
                                                      ---------       ------            ----------       ------
     Total real estate loans                            481,712        85.08               449,124        84.49
                                                      ---------       ------            ----------       ------
Consumer loans:
   Boats                                                  5,289          .93                 5,685         1.07
   Home equity and second mortgage                       46,288         8.18                45,194         8.50
   Mobile homes                                              86          .02                    95          .02
   Other                                                  7,659         1.35                 7,250         1.36
                                                      ---------       ------            ----------       ------
     Total consumer loans                                59,322        10.48                58,224        10.95
                                                      ---------       ------            ----------       ------
Commercial business loans                                25,139         4.44                24,222         4.56
                                                      ---------       ------            ----------       ------
     Total loans                                        566,173       100.00%              531,570       100.00%
                                                      ---------       ======            ----------       ======
Less:
   Allowance for loan losses                              3,798                              3,783
   Loans in process                                      43,831                             42,067
   Unearned discounts, premiums, and loan fees, net      (1,183)                              (767)
                                                      ---------                         ----------
                                                         46,446                             45,083
                                                      ---------                         ----------
Total loans, net                                      $ 519,727                         $  486,487
                                                      =========                         ==========


     The following table sets forth information about originations, purchases, sales, and principal reductions for the Company's loans for the period indicated.

                                                            Three Months Ended
                                                              March 31, 1998
                                                          (Dollars in Thousands)
Loans originated:
   Real estate:
      Permanent:
         Residential 1- to 4-family                             $ 19,653
         Residential 5 or more family                                  -
                                                                --------
            Total                                                 19,653
                                                                --------

      Commercial real estate                                       1,403
                                                                --------
       Construction:
         Residential 1- to 4-family                                6,107
         Residential 5 or more family                              3,472
         Nonresidential                                            2,300
                                                                --------
            Total                                                 11,879
                                                                --------
      Land acquisition:
         Consumer lots                                               214
         Acquisition and development                               2,223
                                                                --------
            Total                                                  2,437
                                                                --------
            Total real estate loans originated                    35,372
                                                                --------
   Consumer:
      Home equity and second mortgage                              7,537
      Other                                                        1,651
                                                                --------
            Total                                                  9,188
                                                                --------
   Commercial business                                             8,968
                                                                --------
            Total loans originated                                53,528
                                                                --------
   Loans purchased                                                48,756
                                                                --------
            Total loans originated and purchased                 102,284
                                                                --------
Principal reductions:
   Repayments and other principal reductions                      54,078
   Real estate loans sold                                         12,769
                                                                --------
            Total principal reductions                            66,847
                                                                --------
Net increase in total loans                                     $ 35,437
                                                                ========
Net increase in loans held for sale                             $    834
Net increase in gross loans held for investment                   34,603
                                                                --------
                                                                $ 35,437
                                                                ========

Deposits

     The balance of deposits increased from $507.7 million at December 31, 1997 to $509.4 million at March 31, 1998. During this period, certificates of deposit decreased from $328.2 million at December 31, 1997 to $306.2 million at March 31, 1998, while all other interest-bearing deposits increased by 12.4% from $124.6 million at December 31, 1997 to $140.0 million at March 31, 1998. Noninterest-bearing deposits increased 15.1% from $54.9 million at December 31, 1997 to $63.2 million at March 31, 1998.

Capital

     The Company's and the Banks' capital ratios exceeded applicable regulatory requirements at March 31, 1998.

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

                                                      March 31,     December 31,
                                                        1998            1997
                                                       (Dollars in Thousands)
Nonperforming loans:
   Real estate loans:
     Permanent residential 1- to 4-family
       Nonaccrual                                      $  386           $  528
       Accruing loans 90 days or more past due            316               53
                                                       ------           ------
         Total                                            702              581
                                                       ------           ------

     Commercial real estate:
       Accruing loans 90 days or more past due            535                -
                                                       ------           ------
                                                          535                -
                                                       ------           ------
     Land acquisition and development:
       Nonaccrual                                         100              200
       Accruing loans 90 days or more past due              -                -
                                                       ------           ------
          Total                                           100              200
                                                       ------           ------
   Consumer loans:
     Mobile homes (nonaccrual)                             39               48
     Credit cards (accruing loans 90 days or
       more past due)                                       -                5
     Other (nonaccrual)                                    24               24
                                                       ------           ------
       Total                                               63               77
                                                       ------           ------
   Commercial business loans:
     Nonaccrual                                           343              240
     Accruing loans 90 days or more past due                -                5
                                                       ------           ------
       Total                                              343              245
                                                       ------           ------

Total nonperforming loans:
   Nonaccrual                                             892            1,040
   Accruing loans 90 or more days past due                851               63
                                                       ------           ------
       Total                                            1,743            1,103
Real estate owned, net                                    725            1,098
Other repossessed assets, net                             148              228
                                                       ------           ------
   Total nonperforming assets, net                     $2,616           $2,429
                                                       ======           ======
   Total nonperforming assets, net, to total assets       .36%             .34%
                                                       ======           ======

     At March 31, 1998, nonperforming commercial real estate loans of $535,000 consists of one loan collateralized by a hotel property. The hotel property is under contract for sale and the Company expects this loan to be repaid in full during the second quarter of 1998.

     Allowance for Loan Losses. The following table sets forth activity of the allowance for loan losses for the periods indicated.
                                                   Three months ended March 31,
                                                  1998                     1997
                                                      (Dollars in Thousands)

Balance at beginning of period                  $ 3,783                 $ 3,806
Provision for loan losses                           204                     150
Losses charged to allowance                        (233)                    (92)
Recovery of prior losses                             44                      35
                                                -------                 -------
Balance at end of period                        $ 3,798                 $ 3,899
                                                =======                 =======

     The Company's provision for loan losses increased to $204,000 for the three months ended March 31, 1998 as compared to $150,000 in the same period in 1997. At March 31, 1998, the Company's coverage ratio of nonperforming loans was 217.9% compared to a coverage ratio of 343.0% at December 31, 1997.

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


                                                        For the Three Months              For the Three Months
                                                                Ended                            Ended
                                                           March 31, 1998                       March 31, 1997
                                                    ------------------------------     ----------------------------
                                                    Average                 Yield/     Average               Yield/
                                                    Balance    Interest      Cost      Balance   Interest     Cost
                                                    -------    --------      ----      -------   --------     ----
                                                                        (Dollars in thousands)

Interest-earning assets:
    Loans (1)                                      $  504,791  $ 10,050      7.96%  $  435,115  $  8,875      8.16%
    Mortgage-backed certificates                       87,980     1,483      6.74      161,218     2,713      6.73
    U.S. Treasury and other U.S.
       Government agency securities                    45,001       679      6.04       46,319       727      6.28
    Federal funds sold                                 13,171       180      5.47        6,089        84      5.52
    Federal Home Loan Bank and
       Federal Reserve Bank stock                       9,400       172      7.32        8,525       152      7.13
                                                   ----------  --------             ----------  --------
       Total interest-earning assets                  660,343    12,564      7.61      657,266    12,551      7.64
                                                   ----------  --------             ----------  --------

Noninterest-earning assets:
    REO                                                 1,023                            2,376
    Other                                              42,263                           40,632
                                                   ----------                       ----------
       Total noninterest-earning assets                43,286                           43,008
                                                   ----------                       ----------
         Total assets                              $  703,629                       $  700,274
                                                   ==========                       ==========

Interest-bearing liabilities:
    Passbook and statement savings                 $   43,152  $    353      3.27   $   46,991  $    392      3.34
    Checking accounts                                  31,891       147      1.84       28,963       154      2.12
    Money market deposit accounts                      55,676       500      3.59       45,797       374      3.27
    Certificates of deposit                           315,145     4,102      5.21      324,876     4,136      5.09
                                                   ----------  --------             ----------  --------
       Total interest-bearing deposits                445,864     5,102      4.58      446,627     5,056      4.53
                                                   ----------  --------             ----------  --------
    Advances from the Federal Home
       Loan Bank                                      141,700     1,925      5.43      156,789     2,095      5.34
    Securities sold under agreements
       to repurchase                                    9,228       104      4.51        6,488        70      4.32
    Other borrowings                                    2,424        46      7.59            -         -         -
                                                   ----------  --------             ----------  --------
       Total borrowings                               153,352     2,075      5.41      163,277     2,165      5.30
                                                   ----------  --------             ----------  --------
       Total interest-bearing liabilities             599,216     7,177      4.79      609,904     7,221      4.74
                                                   ----------  --------             ----------  --------

Noninterest-bearing liabilities:
    Deposits                                           47,923                           37,658
    Other liabilities                                   6,222                            2,854
                                                   ----------                       ----------
       Total noninterest-bearing liabilities           54,145                           40,512
                                                   ----------                       ----------
         Total liabilities                                                             650,416

Stockholders' equity                                   50,268                           49,858
                                                   ----------                       ----------
Total liabilities and stockholders' equity         $  703,629                       $  700,274
                                                   ==========                       ==========

Net interest income/interest rate spread                       $  5,387      2.82%              $  5,330      2.90%
                                                               ========                         ========

Net interest position/net interest margin          $   61,127                3.26%  $   47,362                3.24%
                                                   ==========                       ==========

Ratio of average interest-earning assets to
    average interest-bearing liabilities               110.20%                      107.77%
                                                       ======                       ======


(1) Includes nonaccrual loans and loans held for sale.

Comparison of Operating Results for the Three Months Ended March 31, 1998 and March 31, 1997.

General

     The Company's pre-tax income for the three months ended March 31, 1998 was $2.3 million compared to $1.6 million during the same period in the prior year. This increase is primarily attributable to a $594,000 increase in other income, a $3,000 increase in net interest income after provision for loan losses, and a $29,000 decrease in other expenses. Included in other expenses for the three months ended March 31, 1997 are $394,000 of expenses relating to the Company's 1997 proxy contest and other matters.

Net Interest Income

     The Company's net interest income before provision for loan losses increased by $57,000 for the quarter ended March 31, 1998 as compared to that of the previous year. This increase resulted from a $13,000 increase in interest income, and a $44,000 decrease in interest expense.

     Interest on the Company's portfolio of mortgage-backed certificates decreased by $1.2 million from $2.7 million for the quarter ended March 31, 1997 to $1.5 million for the comparable 1998 period. This decrease resulted primarily from a $73.2 million decrease in the average balance of the portfolio. The decrease in the average balance of mortgage- backed certificates was due primarily to prepayments and sales of mortgage-backed certificates.

     Interest on loans increased by $1.2 million in the quarter ended March 31, 1998 compared to the comparable 1997 period. This increase was primarily attributable to a $69.7 million increase in the average balance of loans. The yield on the Bank's loan portfolio decreased from 8.16% in the quarter ended March 31, 1997 to 7.96% in the comparable 1998 period as purchased loans with lower initial yields were added to the loan portfolio.

     Interest on investment securities for the quarter ended March 31, 1998 decreased by $48,000 compared to the same period in 1997 primarily due to both a $1.3 million decrease in the average balance of investment securities and a decrease in the yield from 6.28% in the first quarter of 1997 to 6.04% in the same period in 1998.

     Dividends and other interest income increased by $116,000 during the first quarter of 1998 compared to the same period in 1997. Most of the increase is from interest on federal funds sold which increased by $96,000 due primarily to an increase of $7.1 million in the average balance outstanding during the first quarter of 1998 compared to the same period in 1997.

     Interest on deposits increased by $46,000 in the quarter ended March 31, 1998 compared to the comparable 1997 period. The average balance of interest-bearing deposits decreased by $763,000 in the first quarter of 1998 when compared to the same period in 1997 while the average cost of these deposits for this period increased from 4.53% in 1997 to 4.58% in 1998.

     The Company's interest on borrowings decreased by $90,000 in the quarter ended March 31, 1998 compared to the comparable 1997 period. This decrease was attributable to a $9.9 million decrease in the average balance of borrowings offset by an increase of 11 basis points in the cost of these borrowings.

     The Company's net interest margin increased from 3.24% for the quarter ended March 31, 1997 to 3.26% for the quarter ended March 31, 1998, while the Bank's interest rate spread decreased from 2.90% in the quarter ended March 31, 1997 to 2.82% in the comparable 1998 period. The Company's calculations of net interest margin and interest rate spread include nonaccrual loans as interest-earning assets.

Provision for Loan Losses

     The Company's provision for loan losses increased by $54,000 to $204,000 for the three months ended March 31, 1998, compared to the same period in 1997. Net loans charged off during the quarter ended March 31, 1998 were $189,000 compared to $57,000 in the comparable 1997 period.

Other Income

     Total other income increased from $971,000 in the quarter ended March 31, 1997 to $1.6 million in the comparable 1998 period.

     Deposit fees increased by $120,000, primarily as the result of increases in usage fees from the Company's automated teller network and increases in checking account fees. Merchant processing fees increased by $166,000 from $227,000 in the first quarter of 1997 to $393,000 in the first quarter of 1998 as the Company continued to experience substantial growth in its merchant portfolio. Brokerage fees recognized by CENIT Bank, FSB's commercial mortgage brokerage subsidiary, increased by $177,000 to $181,000 during the first quarter of 1998 compared to $4,000 during the same period in 1997.

Other Expenses

     Total other expenses decreased by $29,000 for the quarter ended March 31, 1998 compared to the comparable 1997 period. The quarter ended March 31, 1997 includes $394,000 of expenses relating to the Company's 1997 proxy contest and other matters. These expenses resulted from proxy solicitation expenses and from legal and other expenses related to investigations of possible violations of banking and securities laws by entities outside the Company. Merchant processing expenses increased, due to increased volume, by $171,000 to $361,000 in the first quarter of 1998 compared to $190,000 in 1997's first quarter while professional fees increased by $81,000 to $194,000 during the first quarter of 1998 compared to $113,000 during the same period in 1997.

Liquidity

     The principal sources of funds for the Company for the three months ended March 31, 1998 included $267.0 million in proceeds from FHLB advances and $31.8 million in proceeds from principal repayment, sales and maturities of securities available for sale. Funds were used primarily to repay FHLB advances totaling $254.0 million, to fund purchases of securities available for sale totaling $32.9 million and to fund net increases in loans held for investment of $33.4 million.

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

     All savings institutions, including CENIT Bank, FSB, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required liquid asset ratio is 4.0%. CENIT Bank, FSB's liquid asset ratio was 9.3% and 8.8% at March 31, 1998 and December 31, 1997, respectively.

PART II - OTHER INFORMATION


Item 1 - Legal Proceedings - Inapplicable


Item 2 - Changes in Securities - Inapplicable


Item 3 - Defaults Upon Senior Securities - Inapplicable


Item 4 - Submission of Matters to a Vote of Security Holders - None


Item 5 - Other Information - None


Item 6 - Exhibits and Reports on Form 8-K

6.a      Exhibit 10.12 - Consulting Agreement with J. Morgan Davis
         Exhibit 10.13 - Non-Competition and Non-Disclosure Agreement with
                         J. Morgan Davis

6.b      Reports on Form 8-K during the first quarter of 1998

         On March 26, 1998, the Company filed Form 8-K, Item 5 and Item 7.
         Item 5 reported that on March 24, 1998, the Company issued a news release announcing a three-for-one stock split, quarterly dividend payment and other information. Item 7 included, as an exhibit, the news release.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           CENIT BANCORP, INC.




DATE: May 5, 1998                          /S/ Michael S. Ives
                                           Michael S. Ives
                                           President and Chief Executive Officer



DATE: May 5, 1998                          /S/ John O. Guthrie
                                           John O. Guthrie
                                           Senior Vice President and
                                           Chief Financial Officer