Form 10-Q
period 1998-06-30
CENIT BANCORP INC
filed 1998-08-12
CIK 877834

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended June 30, 1998                 Commission File Number 0-20378

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

                                   YES X          NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.01 Par Value                                 5,018,092
       Title of Class                           Number of Shares Outstanding
                                                      as of August 7, 1998

                      CENIT BANCORP, INC. AND SUBSIDIARY

                                    Contents
------------------------------------------------------------------------------


                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1
   Financial Statements

Consolidated Statement of Financial Condition as of June 30, 1998 (Unaudited)
and December 31, 1997..........................................................1

Unaudited Consolidated Statement of Operations for the Three Months and Six
Months ended June 30, 1998 and June 30, 1997...................................2

Unaudited Consolidated Statement of Comprehensive Income for the Six
Months Ended June 30, 1998 and June 30, 1997...................................3

Unaudited Consolidated Statement of Changes in Stockholders' Equity for the
Six Months ended June 30, 1998.................................................4

Unaudited Consolidated Statement of Cash Flows for the Six Months ended
June 30, 1998 and June 30, 1997................................................5

Notes to Unaudited Consolidated Financial Statements...........................6

Item 2
   Management's Discussion and Analysis of Financial Condition and Results of
   Operations................................................................. 6

Item 3
   Quantitative and Qualitative Disclosures About Market Risk.................17

PART II - OTHER INFORMATION

Item 1
   Legal Proceedings..........................................................18

Item 2
   Changes in Securities......................................................18

Item 3
   Defaults Upon Senior Securities............................................18

Item 4
   Submission of Matters to a Vote of Security Holders........................18

Item 5
   Other Information..........................................................18

Item 6
   Exhibits and Reports on Form 8-K...........................................18

Signatures....................................................................18

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                      CENIT BANCORP, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                  (Dollars in thousands, except per share data)

                                     ASSETS

                                                                            (Unaudited)
                                                                           June 30, 1998        December 31, 1997
                                                                           -------------        -----------------

Cash                                                                          $  16,963             $  16,993
Federal funds sold                                                               12,876                37,118
Securities available for sale at fair value (adjusted
   cost of $69,499 and $135,861, respectively)                                   70,254               137,188
Loans, net:
   Held for investment                                                          511,917               486,487
   Held for sale                                                                  6,536                 3,167
Interest receivable                                                               4,498                 4,888
Real estate owned, net                                                              487                 1,098
Federal Home Loan Bank and Federal Reserve Bank stock, at cost                    5,850                 8,711
Property and equipment, net                                                      14,599                14,230
Goodwill and other intangibles, net                                               3,828                 4,010
Other assets                                                                      4,049                 4,193
                                                                              ---------             ---------
                                                                              $ 651,857             $ 718,083
                                                                              =========             =========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
     Noninterest-bearing                                                      $  68,870             $  54,874
     Interest-bearing                                                           430,340               452,796
                                                                              ---------             ---------
        Total deposits                                                          499,210               507,670
   Advances from the Federal Home Loan Bank                                      85,000               145,000
   Other borrowings                                                                 697                 2,575
   Securities sold under agreements to repurchase                                11,508                 9,664
   Advance payments by borrowers for taxes and insurance                          1,122                   720
   Other liabilities                                                              2,745                 2,517
                                                                              ---------             ---------
        Total liabilities                                                       600,282               668,146
                                                                              =========             =========
Stockholders' equity:
   Preferred stock, $.01 par value; authorized 3,000,000
     shares; none outstanding                                                         -                     -
   Common stock, $.01 par value; authorized 7,000,000 shares;
     issued and outstanding 4,996,610 and 4,971,243 shares,
     respectively                                                                    50                    50
   Additional paid-in capital                                                    18,488                18,119
   Retained earnings - substantially restricted                                  36,955                35,416
   Common stock acquired by Employee Stock Ownership Plan (ESOP)                 (4,144)               (4,232)
   Common stock acquired by Management Recognition
     Plan (MRP)                                                                    (242)                 (271)
   Accumulated other comprehensive income,
     net of income taxes                                                            468                   855
                                                                              ---------             ---------
     Total stockholders' equity                                                  51,575                49,937
                                                                              ---------             ---------
                                                                              $ 651,857             $ 718,083
                                                                              =========             =========

The notes to unaudited consolidated financial statements are an integral part of this statement.

                      CENIT BANCORP, INC. AND SUBSIDIARY

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                  (Dollars in thousands, except per share data)


                                                                Three months                       Six Months
                                                                    Ended                            Ended
                                                                  June 30,                          June 30,
                                                            1998            1997              1998             1997
                                                            ----            ----              ----             ----

Interest and fees on loans                              $ 10,274        $  9,502         $  20,324        $  18,377
Interest on mortgage-backed certificates                   1,022           2,296             2,505            5,009
Interest on investment securities                            678             698             1,358            1,425
Dividends and other interest income                          343             270               694              505
                                                        --------        --------         ---------        ---------
     Total interest income                                12,317          12,766            24,881           25,316
                                                        --------        --------         ---------        ---------
Interest on deposits                                       4,994           5,142            10,097           10,198
Interest on borrowings                                     2,020           2,243             4,094            4,408
                                                        --------        --------         ---------        ---------
     Total interest expense                                7,014           7,385            14,191           14,606
                                                        --------        --------         ---------        ---------
     Net interest income                                   5,303           5,381            10,690           10,710
Provision for loan losses                                    136             150               340              300
                                                        --------        --------         ---------        ---------
     Net interest income after provision
                  for loan losses                          5,167           5,231            10,350           10,410
                                                        --------        --------         ---------        ---------
Other income:
     Deposit fees                                            616             493             1,220              976
     Merchant processing fees                                537             327               930              555
     Commercial mortgage brokerage fees                      183             122               364              125
     Gains on sales of loans and securities                  287             206               462              314
     Other                                                   246             211               459              360
                                                        --------        --------         ---------        ---------
                  Total other income                       1,869           1,359             3,435            2,330
                                                        --------        --------         ---------        ---------

Other expenses:
     Salaries and employee benefits                        2,105           1,947             4,193            4,027
     Equipment, data processing and supplies                 773             670             1,478            1,356
     Net occupancy expense of premises                       455             459               928              919
     Merchant processing                                     472             273               832              463
     Expenses, gains/losses on sales and provision
       for losses on real estate owned, net                   11              94                80              141
     Professional fees                                       173             125               367              238
     Expenses related to proxy contest and other matters       -              11                 -              405
     Other                                                   712             615             1,321            1,172
                                                        --------        --------         ---------        ---------
                  Total other expenses                     4,701           4,194             9,199            8,721
                                                        --------        --------         ---------        ---------

Income before income taxes                                 2,335           2,396             4,586            4,019
Provision for income taxes                                   831             848             1,624            1,418
                                                        --------        --------         ---------        ---------

     Net income                                         $  1,504        $  1,548         $   2,962        $   2,601
                                                        ========        ========         =========        =========
Earnings per share
     Basic                                              $    .32        $    .31         $     .62        $     .53
                                                        ========        ========         =========        =========
     Diluted                                            $    .31        $    .31         $     .61        $     .51
                                                        ========        ========         =========        =========

Dividends per common share                              $    .10        $    .08         $     .20        $     .17
                                                        ========        ========         =========        =========

The notes to unaudited consolidated financial statements are an integral part of this statement.

                      CENIT BANCORP, INC. AND SUBSIDIARY

            UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                             (Dollars in thousands)



                                                                                                Six Months
                                                                                                   Ended

                                                                                                June 30,
                                                                                         1998             1997
                                                                                         ----             ----

Net income                                                                             $  2,962          $ 2,601
                                                                                       --------          -------

Other comprehensive income (loss), before income taxes:
   Unrealized gains (losses) on securities available for sale
     Unrealized holding gains (losses) arising during the period                           (500)             358
     Less: reclassification adjustment for gains included in net income                     (72)             (90)
                                                                                       --------          -------

Other comprehensive income (loss), before income taxes                                     (572)             268

Income tax benefit (expense) related to items of other comprehensive income (loss)          185              (96)
                                                                                       --------          -------

Other comprehensive income (loss), net of income taxes                                     (387)             172
                                                                                       --------          -------

Comprehensive income                                                                   $  2,575          $ 2,773
                                                                                       ========          =======





























The notes to unaudited consolidated financial statements are an integral part of this statement.

                      CENIT BANCORP, INC. AND SUBSIDIARY

       UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         Six Months Ended June 30, 1998
                             (Dollars in thousands)





                                                                                         Common       Accumulated
                                                                                          Stock          Other
                                                  Common      Additional                Acquired     Comprehensive
                                     Common        Stock       Paid-In     Retained     by ESOP     Income, Net of
                                  Stock Shares    Amount       Capital     Earnings     and MRP      Income Taxes       Total
                                  ------------    ------      ----------   --------     --------    --------------      -----


Balance, December 31, 1997,
 as originally reported           1,657,081        $ 17        $18,152     $35,416      $(4,503)      $  855          $ 49,937


Common stock issued in
   1998 three-for-one stock split 3,314,162          33            (33)          -           -             -                 -
                                  ---------        ----        -------     -------      ------        ------          --------

Balance, December 31, 1997,
   as restated                    4,971,243        $ 50        $18,119     $35,416      $(4,503)      $  855          $ 49,937

Comprehensive income                      -           -              -       2,962           -          (387)            2,575


Cash dividends declared                   -           -              -      (1,423)          -             -            (1,423)


Exercise of stock options and
 related tax benefits                25,367           -            284           -           -             -               284


Other                                     -           -             85           -         117             -               202
                                  ---------        ----        -------     -------      ------        ------          --------


Balance, June 30, 1998            4,996,610        $ 50        $18,488     $36,955      $(4,386)      $  468          $ 51,575
                                  =========        ====        =======     =======      =======       ======          ========


























The notes to unaudited consolidated financial statements are an integral part of this statement.

                      CENIT BANCORP, INC. AND SUBSIDIARY

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)


                                                                           Six months ended June 30,
                                                                             1998             1997
                                                                             ----             ----

Cash flows from operating activities:
   Net income                                                             $  2,962           $  2,601
   Add (deduct) items not affecting cash in the period:
     Provision for loan losses                                                 340                300
     Provision for losses on real estate owned                                  14                 67
     Amortization of loan yield adjustments                                    233                 37
     Depreciation, amortization and accretion, net                           1,108              1,132
     Net (gains) losses on sales/disposals of:
        Securities                                                             (72)               (89)
        Loans                                                                 (390)              (224)
        Real estate, property and equipment                                     51                 13
     Proceeds from sales of loans held for sale                             33,221             15,768
     Originations of loans held for sale                                   (36,211)           (17,183)
     Change in assets/liabilities:
        Decrease in interest receivable and other assets                       670             (1,096)
        Increase in other liabilities                                          124                660
                                                                          --------           --------
        Net cash provided by operating activities                            2,050              1,986
                                                                          --------           --------
Cash flows from investing activities:
   Purchases of securities available for sale                              (37,237)            (8,088)
   Principal repayments on securities available for sale                    25,720             26,676
   Proceeds from maturities of securities available for sale                11,000             10,500
   Proceeds from sales of securities available for sale                     66,660             26,686
   Net increase in loans held for investment                               (25,743)           (58,073)
   Net proceeds on sales of real estate owned                                  302                680
   Additions to real estate owned                                              (12)               (82)
   Purchases of Federal Home Loan Bank stock                                (1,650)            (1,600)
   Redemption of Federal Home Loan Bank stock
     and Federal Reserve Bank stock                                          4,511                  -
   Proceeds from sale of property and equipment                                 59                  6
   Purchases of property and equipment                                      (1,075)            (1,208)
                                                                          --------           --------
     Net cash provided by (used for) investing activities                   42,535             (4,503)
                                                                          --------           --------
Cash flows from financing activities:
   Proceeds from exercise of stock options and warrants                        183                167
   Net increase (decrease) in deposits                                      (8,460)            11,653
   Proceeds from Federal Home Loan Bank advances                           508,000            686,000
   Repayment of Federal Home Loan Bank advances                           (568,000)          (703,000)
   Repayments of other borrowings                                           (1,878)                 -
   Net increase in securities sold under agreement
     to repurchase and federal funds purchased                               1,844              5,016
   Cash dividends paid                                                        (948)            (1,232)
   Other, net                                                                  402                461
                                                                          --------           --------
        Net cash used for financing activities                             (68,857)              (935)
                                                                          --------           --------
Decrease in cash and cash equivalents                                      (24,272)            (3,452)
Cash and cash equivalents, beginning of period                              54,111             23,478
                                                                          --------           --------
Cash and cash equivalents, end of period                                  $ 29,839           $ 20,026
                                                                          ========           ========
Supplemental disclosures of cash flow  information:
Cash paid during the period for interest                                  $  5,583           $  6,097
Cash paid during the period for income taxes                                 1,205                925
Schedule of noncash investing and financing activities:
Real estate acquired in settlement of loans                               $    210           $    868
Loans to facilitate sale of real estate owned                                  470              1,224


The notes to unaudited consolidated financial statements are an integral part of this statement.

                      CENIT BANCORP, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 1998 and 1997 are not necessarily indicative of results that may be expected for the entire year or any interim periods. Certain previously reported amounts have been reclassified to agree with the current presentation. The interim financial statements should be read in conjunction with the December 31, 1997 consolidated financial statements of CENIT Bancorp, Inc. (the "Company").

Note 2 - Per Share Data

     On March 24, 1998, the Company declared a three-for-one stock split. All financial data included in this Form 10-Q reflects the effect of the stock split.

     The Company adopted FAS 128, Earnings per Share, on December 31, 1997. The Company changed the method used to compute earnings per share and restated all prior periods.

     Basic earnings per share is calculated using weighted average shares outstanding. For the six month period and three month period ended June 30, 1998, weighted average shares used to compute basic earnings per share were 4,739,667 and 4,750,237, respectively. For the six months and three months ended June 30, 1997, weighted average shares used to compute basic earnings per share were 4,924,572 and 4,934,946, respectively.

     Diluted earnings per share is calculated by adding common stock equivalents to the weighted average shares outstanding. For the six month period and three month period ended June 30, 1998, weighted average shares used to compute diluted earnings per share were 4,873,557 and 4,879,072, respectively. For the six months and three months ended June 30, 1997, weighted average shares used to compute diluted earnings per share were 5,057,855 and 5,063,573, respectively.

     The unallocated common shares held by the Company's Employee Stock Ownership Plan are excluded from the weighted average shares used to calculate basic and diluted earnings per share.

Note 3 - Comprehensive Income

     On January 1, 1998, the Company adopted FAS 130, Reporting Comprehensive Income. FAS 130 established standards for reporting and displaying comprehensive income and its components. The adoption of FAS 130 did not have a material impact on the Company. All of the Company's other comprehensive income relates to net unrealized gains (losses) on available for sale securities.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     On June 3, 1998, the Company, as the sole shareholder of its two subsidiary banks, merged CENIT Bank (formerly Princess Anne Bank) into CENIT Bank, FSB. Following the merger, the Company ceased to be regulated by the Federal Reserve and became a registered savings and loan holding company regulated pursuant to the Homeowner's Loan Act, as amended. As such, the Company is subject to the regulation, examination, supervision and reporting requirements of the Office of Thrift Supervision ("OTS"). In July, 1998, CENIT Bank, FSB changed its name to CENIT Bank (the
"Bank").

     The Company's business currently consists of the business of the Bank. The principal business of the Bank consists of attracting retail deposits from the general public in its market areas through a variety of deposit products and investing these funds in commercial, real estate and consumer loans. The Bank also invests in mortgage-backed certificates, securities issued by the U.S. Treasury and U.S. Government agencies and other investments permitted by applicable laws and regulations.

Financial Condition Of The Company

Total Assets

     At June 30, 1998, the Company had total assets of $651.9 million, compared to $718.1 million at December 31, 1997, a decrease of $66.2 million or 9.2%. The decrease is primarily the result of proceeds from the sale, maturity and principal repayment of certain securities, primarily mortgage-backed certificates, being used to reduce advances from the Federal Home Loan Bank ("FHLB") instead of being reinvested in additional securities.

Securities Available for Sale

     Securities available for sale totaled $70.3 million at June 30, 1998 and are comprised of U. S. Treasury securities, other U. S. Government agency securities, and mortgage-backed certificates. The net decrease of $66.9 million from the December 31, 1997 balance of $137.2 million resulted primarily from $25.7 million of repayments, $37.2 million of purchases, $11.0 million of proceeds from the maturities of securities, and $66.7 million from the sale of securities.

Loans

     The balance of net loans held for investment increased from $486.5 million at December 31, 1997 to $511.9 million at June 30, 1998, an increase of $25.4 million or 5.2%. During the first half of 1998, amortizations or prepayments of conventional 1- to 4-family residential loans were approximately 40% on an annualized basis.

     The following table sets forth the composition of the Company's loans in dollar amounts and as a percentage of the Company's total gross loans held for investment at the dates indicated.


                                                           June 30, 1998                    December 31, 1997
                                                           -------------                    -----------------
                                                                        (Dollars in Thousands)
                                                       Amount        Percent              Amount        Percent
                                                       ------        -------              ------        -------
Real estate loans:
   Residential permanent 1- to 4-family:
     Adjustable rate                                 $  224,399      40.54%             $  213,682       40.20%
     Fixed rate
       Conventional                                      78,565      14.20                  89,356       16.81
       Guaranteed by VA or insured by FHA                 4,574        .83                   5,487        1.03
                                                     ----------      -----              ----------       -----
     Total permanent 1- to 4-family                     307,538      55.57                 308,525       58.04
   Residential permanent 5 or more family                 6,038       1.09                   6,374        1.20
                                                     ----------      -----              ----------       -----
     Total permanent residential loans                  313,576      56.66                 314,899       59.24
                                                     ----------      -----              ----------       -----
   Commercial real estate loans:
     Hotels                                               9,436       1.70                  10,240        1.93
     Office and warehouse facilities                     30,390       5.48                  26,710        5.02
     Retail facilities                                   18,580       3.36                  18,249        3.43
     Other                                                5,293        .96                   2,714         .51
                                                     ----------      -----              ----------       -----
     Total commercial real estate loans                  63,699      11.50                  57,913       10.89
                                                     ----------      -----              ----------       -----
   Construction loans:
     Residential 1- to 4-family                          44,092       7.97                  44,208        8.32
     Residential 5 or more family                        16,528       2.99                  12,784        2.40
     Nonresidential                                       3,409        .62                   1,420         .27
                                                     ----------      -----              ----------       -----
     Total construction loans                            64,029      11.58                  58,412       10.99
                                                     ----------      -----              ----------       -----

   Land acquisition and development loans:
     Consumer lots                                        4,457        .80                   4,573        0.86
     Acquisition and development                         13,986       2.53                  13,327        2.51
                                                     ----------      -----              ----------       -----
     Total land acquisition and development
       loans                                             18,443       3.33                  17,900        3.37
                                                     ----------      -----              ----------       -----
     Total real estate loans                            459,747      83.07                 449,124       84.49
                                                     ----------      -----              ----------       -----
Consumer loans:
   Boats                                                  4,969        .90                   5,685        1.07
   Home equity and second mortgage                       51,157       9.24                  45,194        8.50
   Mobile homes                                              71        .01                      95         .02
   Other                                                  8,667       1.57                   7,250        1.36
                                                     ----------      -----              ----------       -----
     Total consumer loans                                64,864      11.72                  58,224       10.95
                                                     ----------      -----              ----------       -----
Commercial business loans                                28,842       5.21                  24,222        4.56
                                                     ----------      -----              ----------       -----
     Total loans                                        553,453     100.00%                531,570      100.00%
                                                     ----------      =====              ----------       =====
Less:
   Allowance for loan losses                              3,907                              3,783
   Loans in process                                      38,934                             42,067
   Unearned discounts, premiums, and loan fees, net      (1,305)                              (767)
                                                     ----------                         ----------
                                                         41,536                             45,083
                                                     ----------                         ----------
Total loans, net                                     $  511,917                         $  486,487
                                                     ==========                         ==========

     The following table sets forth information about originations, purchases, sales, and principal reductions for the Company's loans for the period indicated.

                                                             Six Months Ended
                                                               June 30, 1998
                                                            -------------------
                                                          (Dollars in Thousands)
Loans originated:
   Real estate:
      Permanent:
         Residential 1- to 4-family                                $ 44,686
         Residential 5 or more family                                     -
                                                                   --------
            Total                                                    44,686
                                                                   --------
      Commercial real estate                                         10,683
                                                                   --------
      Construction:
         Residential 1- to 4-family                                  12,386
         Residential 5 or more family                                 4,075
         Nonresidential                                               2,430
                                                                   --------
            Total                                                    18,891
                                                                   --------
      Land acquisition:
         Consumer lots                                                  599
         Acquisition and development                                  2,418
                                                                   --------
            Total                                                     3,017
                                                                   --------
            Total real estate loans originated                       77,277
                                                                   --------
   Consumer:
      Home equity and second mortgage                                18,747
      Other                                                           4,055
                                                                   --------
            Total                                                    22,802
                                                                   --------
   Commercial business                                               21,456
                                                                   --------
            Total loans originated                                  121,535
                                                                   --------
   Loans purchased                                                   51,214
                                                                   --------
            Total loans originated and purchased                    172,749
                                                                   --------
Principal reductions:
   Repayments and other principal reductions                        114,822
   Real estate loans sold                                            32,697
                                                                   --------
            Total principal reductions                              147,519
                                                                   --------
Net increase in total loans                                        $ 25,230
                                                                   ========
Net increase in loans held for sale                                $  3,347
Net increase in gross loans held for investment                      21,883
                                                                   --------
                                                                   $ 25,230
                                                                   ========

Deposits

     The balance of deposits decreased from $507.7 million at December 31, 1997, to $499.2 million at June 30, 1998. During this period, certificates of deposit decreased from $328.2 million at December 31, 1997, to $290.1 million at June 30, 1998, as the Company did not seek to match the highest certificate rates within its market. All other interest- bearing deposits increased by 12.5% from $124.6 million at December 31, 1997 to $140.2 million at June 30, 1998. Noninterest-bearing deposits increased 25.5% from $54.9 million at December 31, 1997 to $68.9 million at June 30, 1998.

Capital

     The Company's and the Bank's capital ratios exceeded applicable regulatory requirements at June 30, 1998.

     In June 1998, the Board of Directors of the Company gave the Company's management the discretion to initiate a repurchase of up to five percent of the Company's shares. The Company is not obligated to conduct such a repurchase at all, and the Company's decision to do so, as well as the timing of any purchases, will depend on a variety of factors.

Asset Quality

     Nonperforming Assets. Nonperforming assets consist of nonperforming loans, real estate acquired in settlement of loans ("REO"), and other repossessed assets. Generally the Company does not accrue interest on loans that are 90 days or more past due, with the exception of certain VA-guaranteed or FHA insured one- to four-family permanent mortgage loans, certain credit card loans, and matured loans for which the borrowers are still making required monthly payments of interest, or principal and interest, and with respect to which the Bank is negotiating extensions or refinancings with the borrowers.

     The   following   table  sets  forth   information   about  the   Company's
nonperforming loans, REO, and other repossessed assets at the dates indicated.

                                                       June 30,    December 31,
                                                         1998         1997
                                                       --------    ------------
                                                        (Dollars in Thousands)
Nonperforming loans:
   Real estate loans:
     Permanent residential 1- to 4-family
       Nonaccrual                                        $  386      $  528
       Accruing loans 90 days or more past due               86          53
                                                         ------      ------
       Total                                                472         581
                                                         ------      ------

     Land acquisition and development
       Nonaccrual                                           100         200
       Accruing loans 90 days or more pasts due               -           -
                                                         ------      ------

       Total                                                100         200
                                                         ------      ------

   Consumer loans:
     Mobile homes (nonaccrual)                               27          48
     Credit cards (accruing loans 90 days or
       more pasts due)                                        1           5
     Other (nonaccrual)                                      26          24
                                                         ------      ------

       Total                                                 54          77
                                                         ------      ------

   Commercial business loans:
     Nonaccrual                                              73         240
     Accruing loans 90 days or more past due                 49           5
                                                         ------      ------

       Total                                                122         245
                                                         ------      ------

Total nonperforming loans:
   Nonaccrual                                               612       1,040
   Accruing loans 90 or more days past due                  136          63
                                                         ------      ------

       Total                                                748       1,103

Real estate owned, net                                      487       1,098
Other repossessed assets, net                                 1         228
                                                         ------      ------

   Total nonperforming assets, net                       $1,236     $ 2,429
                                                         ======      ======

   Total nonperforming assets, net, to total assets         .19%        .34%
                                                         ======      ======

     The decrease in nonperforming assets from December 31, 1997 to June 30, 1998 of $1.2 million related primarily to both the net decrease in nonaccrual loans of $428,000 and the net decrease in real estate owned and other repossessed assets of $838,000, which offset an increase in accruing loans 90 or more days past due of $73,000.

     Allowance for Loan Losses. The following table sets forth activity of the allowance for loan losses for the periods indicated.

                                                   Six months ended June 30,
                                                   -------------------------
                                                   1998                 1997
                                                   ----                 ----
                                                     (Dollars in Thousands)

Balance at beginning of period                    $ 3,783              $ 3,806
Provision for loan losses                             340                  300
Losses charged to allowance                          (286)                (452)
Recovery of prior losses                               70                   56
                                                  -------              -------
Balance at end of period                          $ 3,907              $ 3,710
                                                  =======              =======

     The Company's provision for loan losses increased to $340,000 for the six months ended June 30, 1998, as compared to $300,000 in the same period in 1997. At June 30, 1998, the Company's coverage ratio was 522% based on a total allowance for loan losses of $3.9 million and total nonperforming loans of $748,000. This compares to a coverage ratio of 343% at December 31, 1997.

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


                                                    For the Three Months                 For the Three Months
                                                            Ended                                Ended
                                                        June 30, 1998                        June 30, 1997
                                                ------------------------------       -----------------------------
                                                Average               Yield/         Average               Yield/
                                                Balance   Interest     Cost          Balance   Interest     Cost
                                                -------   --------    ------         -------   --------    ------
                                                                     (Dollars in thousands)

Interest-earning assets:
     Loans (1)                               $  520,626    $10,274      7.89%      $  469,859   $  9,502      8.09%
     Mortgage-backed certificates                63,591      1,022      6.43          129,576      2,296      7.09
     U.S. Treasury and other U.S.
        Government agency securities             45,444        678      5.97           44,130        698      6.33
     Federal funds sold                          12,494        173      5.54            7,481        103      5.51
     Federal Home Loan Bank and
        Federal Reserve Bank stock                8,834        170      7.70            9,300        167      7.19
                                             ----------    -------                 ----------   --------
        Total interest-earning assets           650,989     12,317      7.57          660,346     12,766      7.73
                                             ----------    -------                 ----------   --------

Noninterest-earning assets:
     REO                                            600                                 1,828
     Other                                       45,276                                37,897
                                             ----------                            ----------
        Total noninterest-earning assets         45,876                                39,725
                                             ----------                            ----------
             Total assets                    $  696,865                            $  700,071
                                             ==========                            ==========

Interest-bearing liabilities:
     Passbook and statement savings          $   40,937        341      3.33%      $   45,604        385      3.38%
     Checking accounts                           35,512        162      1.82           29,141        149      2.04
     Money market deposit accounts               61,777        587      3.80           45,223        370      3.27
     Certificates of deposit                    297,437      3,904      5.25          325,511      4,238      5.21
                                             ----------    -------                 ----------   --------
        Total interest-bearing deposits         435,663      4,994      4.59          445,479      5,142      4.62
                                             ----------    -------                 ----------   --------
     Advances from the Federal Home
        Loan Bank                               135,484      1,857      5.48          149,154      2,127      5.70
     Securities sold under agreements
        to repurchase                            11,901        138      4.64           10,024        116      4.62
     Other borrowings                             1,311         25      7.63                -          -      -
                                             ----------    -------                 ----------   --------
        Total borrowings                        148,696      2,020      5.43          159,178      2,243      5.64
                                             ----------    -------                 ----------   --------
        Total interest-bearing liabilities      584,359      7,014      4.80          604,657      7,385      4.89
                                             ----------    -------                 ----------   --------

Noninterest-bearing liabilities:
     Deposits                                    55,192                                40,913
     Other liabilities                            6,144                                 3,819
                                             ----------                            ----------
        Total noninterest-bearing liabilities    61,336                                44,732
                                             ----------                            ----------
             Total liabilities                  645,695                               649,389

Stockholders' equity                             51,170                                50,682
                                             ----------                            ----------
Total liabilities and stockholders' equity   $  696,865                            $  700,071
                                             ==========                            ==========

Net interest income/interest rate spread                   $ 5,303      2.77%                   $  5,381      2.84%
                                                           =======      ====                    ========      ====

Net interest position/net interest margin    $   66,630                 3.26%      $   55,689                 3.26%
                                             ==========                 ====       ==========                 ====

Ratio of average interest-earning assets to
     average interest-bearing liabilities        111.40%                               109.21%
                                             ==========                            ==========


(1) Includes nonaccrual loans and loans held for sale.



                                                     For the Six Months                   For the Six Months
                                                            Ended                                Ended
                                                        June 30, 1998                        June 30, 1997
                                                ----------------------------         ----------------------------

                                                Average               Yield/         Average               Yield/
                                                Balance   Interest     Cost          Balance   Interest     Cost
                                                -------   --------    ------         -------   --------    ------
                                                                     (Dollars in thousands)

Interest-earning assets:
     Loans (1)                               $  512,752   $ 20,324      7.93%      $  452,583  $  18,377    8.12%
     Mortgage-backed certificates                75,784      2,505      6.61          145,395      5,009    6.89
     U.S. Treasury and other U.S.
        Government agency securities             45,224      1,358      6.00           45,218      1,425    6.30
     Federal funds sold                          12,830        352      5.48            6,789        187    5.50
     Federal Home Loan Bank and
        Federal Reserve Bank stock                9,115        342      7.50            8,915        318    7.13
                                             ----------   --------                 ----------  ---------
        Total interest-earning assets           655,705     24,881      7.59          658,900     25,316    7.68
                                             ----------   --------                 ----------  ---------

Noninterest-earning assets:
     REO                                            811                                 2,100
     Other                                       43,712                                39,131
                                             ----------                            ----------
        Total noninterest-earning assets         44,523                                41,231
                                             ----------                            ----------
             Total assets                    $  700,228                            $  700,131
                                             ==========                            ==========

Interest-bearing liabilities:
     Passbook and statement savings              42,038        694      3.30%      $   46,294        777    3.36%
     Checking accounts                           33,711        309      1.83           29,052        302    2.08
     Money market deposit accounts               58,743      1,086      3.70           45,508        745    3.27
     Certificates of deposit                    306,242      8,008      5.23          325,196      8,374    5.15
                                             ----------   --------                 ----------  ---------
        Total interest-bearing deposits         440,734     10,097      4.58          446,050     10,198    4.57
                                             ----------   --------                 ----------  ---------
     Advances from the Federal Home
        Loan Bank                               138,575      3,781      5.46          152,950      4,222    5.52
     Securities sold under agreements
        to repurchase                            10,572        243      4.59            8,266        186    4.50
     Other borrowings                             1,865         70      7.51                -          -       -
                                             ----------   --------                 ----------  ---------
        Total borrowings                        151,012      4,094      5.42          161,216      4,408    5.47
                                             ----------   --------                 ----------  ---------
        Total interest-bearing liabilities      591,746     14,191      4.80          607,266     14,606    4.81
                                             ----------   --------                 ----------  ---------

Noninterest-bearing liabilities:
     Deposits                                    51,578                                39,295
     Other liabilities                            6,153                                 3,283
                                             ----------                            ----------
        Total noninterest-bearing liabilities    57,731                                42,578
                                             ----------                            ----------
             Total liabilities                  649,477                               649,844

Stockholders' equity                             50,751                                50,287
                                             ----------                            ----------
Total liabilities and stockholders' equity   $  700,228                            $  700,131
                                             ==========                            ==========

Net interest income/interest rate spread                  $ 10,690      2.79%                  $  10,710    2.87%
                                                          ========      ====                   =========    ====

Net interest position/net interest margin    $   63,959                 3.26%      $   51,634               3.25%
                                             ==========                 ====       ==========               ====

Ratio of average interest-earning assets to
     average interest-bearing liabilities        110.81%                           108.50%
                                             ==========                            ======

(1) Includes nonaccrual loans and loans held for sale.

Comparison of Operating Results for the Three Months Ended June 30, 1998 and June 30, 1997.

General

     The Company's pre-tax income for the three months ended June 30, 1998, was $2.3 million compared to $2.4 million during the same period in the prior year. This decrease is primarily attributable to a $510,000 increase in other income, the effect of which was more than offset by a $507,000 increase in other expenses and a $64,000 decrease in net interest income after provision for loan losses.

Net Interest Income

     The Company's net interest income before provision for loan losses decreased by $78,000, or 1.4%, for the quarter ended June 30, 1998, as compared to that of the previous year. This decrease resulted primarily from a $449,000 decrease in interest income which exceeded a $371,000 decrease in interest expense. The decrease in interest income was primarily attributable to a decrease in the average balance of mortgage-backed certificates. The decrease in interest expense was primarily due to a decrease in the average balance of certificates of deposit.

     Interest on the Company's portfolio of mortgage-backed certificates decreased by approximately $1.3 million from $2.3 million for the quarter ended June 30, 1997, to $1.0 million for the comparable 1998 period. This decrease resulted from a $66.0 million decrease in the average balance of the portfolio during the second quarter of 1998 compared to 1997 and a decrease in the average yield of the portfolio from 7.09% in the quarter ended June 30, 1997, to 6.43% in the comparable 1998 period. The decrease in the average balance of mortgage-backed certificates was due to sales and repayments.

     Interest on loans increased by $772,000 in the quarter ended June 30, 1998, compared to the comparable 1997 period. This increase was primarily attributable to a $50.8 million increase in the average balance of loans. The yield on the Company's loan portfolio decreased from 8.09% in the quarter ended June 30, 1997, to 7.89% in the comparable 1998 period primarily as a result of purchased loans with lower yields being added to the loan portfolio during 1998.

     Interest on investment securities for the quarter ended June 30, 1998, decreased by $20,000 compared to the same period in 1997. The yield on this portfolio decreased from 6.33% in the quarter ended June 30, 1997 to 5.97% for the quarter ended June 30, 1998.

     Interest on deposits decreased by $148,000 in the quarter ended June 30, 1998, compared to the comparable 1997 period. This decrease was primarily attributable to a $28.1 million decrease in the average balance of certificates of deposit in the quarter ended June 30, 1998, compared to the comparable 1997 period.

     The Company's net interest margin remained at 3.26% for the quarters ended June 30, 1997 and June 30, 1998. The Company's interest rate spread decreased from 2.84% in the quarter ended June 30, 1997, to 2.77% in the comparable 1998 period. The Company's calculations of interest rate spread and net interest rate margin include nonaccrual loans as interest-earning assets.

Provision for Loan Losses

     The Company's provision for loan losses decreased by $14,000 to $136,000 for the three months ended June 30, 1998, compared to the same period in 1997. Net loans charged off during the quarter ended June 30, 1998, were $27,000 compared to $339,000 in the comparable 1997 period.

Other Income

     Total other income increased from $1.4 million in the quarter ended June 30, 1997, to $1.9 million in the comparable 1998 period, an increase of $510,000 or 37.5%.

     Deposit fees increased by $123,000, primarily as the result of increases in usage fees from the Company's automated teller network and increases in checking account fees. Merchant processing fees increased by $210,000, gains on sales of loans and securities increased by $81,000, and commercial mortgage brokerage fees increased by $61,000, all of which were primarily the result of increases in the volume of transactions.

Other Expenses

     Total other expenses increased by $507,000 for the quarter ended June 30, 1998, compared to the comparable 1997 period.

     An increase of $99,000 in commercial mortgage brokerage compensation was primarily responsible for increases in salaries and employee benefits of $158,000. Equipment, data processing and supply expense increased by $103,000. Merchant processing expenses increased by $199,000 due to increases in volume. Professional fees increased by $48,000 which includes $23,000 of legal expenses related to the merger of the Company's two subsidiary banks. Expenses associated with REO decreased by $83,000 consistent with lower levels of REO in the second quarter of 1998 compared to the same period in 1997. Other expense increased by $97,000 which includes $63,000 related to the merger of the Company's banks.

Comparison of Operating Results for the Six Months Ended June 30, 1998 and June 30, 1997.

General

     The Company's pre-tax income for the six months ended June 30, 1998, was $4.6 million compared to $4.0 million during the same period in the prior year. This increase is primarily attributable to a $1.1 million increase in other income, the effects of which more than offset a $478,000 increase in other expenses and a $40,000 increase in provision for loan losses.

Net Interest Income

     The Company's net interest income before provision for loan losses decreased by $20,000 during the six month period ended June 30, 1998 compared to the same period in 1997. Interest income decreased by $435,000 while interest expense decreased by $415,000 during the six month periods of 1998 compared to 1997.

     Interest on the Company's portfolio of mortgage-backed certificates decreased by approximately $2.5 million from $5.0 million for the six months ended June 30, 1997, to $2.5 million for the comparable 1998 period. This decrease resulted from a $69.6 million decrease in the average balance of the portfolio and a decrease in the average yield on the portfolio from 6.89% in the six months ended June 30, 1997, to 6.61% in the comparable 1998 period. The decrease in the average balance of mortgage-backed certificates was due to sales and repayments.

     Interest on loans increased by $1.9 million in the six months ended June 30, 1998, compared to the comparable 1997 period. This increase was primarily attributable to a $60.2 million increase in the average balance of loans. The yield on the Company's loan portfolio decreased from 8.12% in the six months ended June 30, 1997, to 7.93% in the comparable 1998 period primarily as a result of purchased loans with lower yields being added to the loan portfolio.

     Interest on investment securities for the six months ended June 30, 1998 decreased by $67,000 compared to the same period in 1997 primarily due to a decrease in the portfolio's yield from 6.30% in 1997 to 6.00% in 1998.

     Interest on deposits decreased by $101,000 in the six months ended June 30, 1998, compared to the comparable 1997 period. This decrease was primarily attributable to a $19.0 million decrease in the average balance of certificates of deposit in the six months ended June 30, 1998.

     The Company's net interest margin increased from 3.25% for the six months ended June 30, 1997, to 3.26% for the six months ended June 30, 1998. The Company's interest rate spread decreased from 2.87% in the six months ended June 30, 1997, to 2.79% in the comparable 1998 period. The Company's calculations of interest rate spread and net interest rate margin include nonaccrual loans as interest-earning assets.

Provision for Loan Losses

     The Company's provision for loan losses increased by $40,000 to $340,000 for the six months ended June 30, 1998, compared to the same period in 1997. Net loans charged off during the six months ended June 30, 1998, were $216,000 compared to $396,000 in the comparable 1997 period.

Other Income

     Total other income increased from $2.3 million in the six months ended June 30, 1997, to $3.4 million in the comparable 1998 period, an increase of $1.1 million or 47.4%.

     Deposit fees increased by $244,000, primarily as the result of increases in usage fees from the Company's automated teller network and increases in checking account fees. Merchant processing fees increased by $375,000, and commercial mortgage brokerage fees increased by $239,000, the result of increases in the volume of transactions. Gains on sales of loans and securities increased by $148,000.

Other Expenses

     Total other expenses increased by $478,000 for the six months ended June 30, 1998, compared to the comparable 1997 period.

     Salaries and employee benefits increased by $166,000, or 4.1%, which includes a $184,000 increase in commercial mortgage brokerage compensation. Equipment, data processing and supply expense by $122,000. Merchant processing expenses increased by $369,000 due to increases in volume. Professional fees increased by $129,000 due, in part, to $37,000 of legal expenses during the first six months of 1998 related to the merger of the Company's two subsidiary banks. REO expense decreased by $61,000 as a result of the decrease in REO outstanding during the first half of 1998 compared to 1997. In the first half of 1997, the Company incurred $405,000 of expenses related to the 1997 proxy contest and other matters. Other expense increased by $149,000 which includes $63,000 related to the merger of the Company's banks.

Liquidity

     The principal sources of funds for the Company for the six months ended June 30, 1998 included $508.0 million in proceeds from FHLB advances, $25.7 million in principal repayments of securities available for sale, $66.7 million in proceeds from sales of securities available for sale, and $33.2 million in proceeds from the sale of loans. Funds were used primarily to repay FHLB advances totaling $568.0 million, $25.7 million net increase in loans held for investment, to fund purchases of investment securities available for sale totaling $37.2 million, and to originate loans held for sale of $36.2 million.

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

     All savings institutions, including CENIT Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required liquid asset ratio is 4.0%. CENIT Bank's liquid asset ratio was 9.7% and 8.8% at June 30, 1998 and December 31, 1997, respectively.

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

Market Risk Management

     The Company's primary market risk exposure is interest rate risk. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of the Company's interest-earning assets and interest- bearing liabilities. There were no material changes in the Company's market risk management strategy, as stated in the Company's 1997 annual report, during the first half of 1998.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings - Inapplicable

Item 2 - Changes in Securities - Inapplicable

Item 3 - Defaults Upon Senior Securities - Inapplicable

Item 4 - Submission of Matters to a Vote of Security Holders

     At the Company's annual meeting held on May 20, 1998 (the "Annual Meeting"), the Company's stockholders reelected four directors of the Company, John F. Harris, William H. Hodges, Roger C. Reinhold, and Anne B. Shumadine. The voting results in the election for directors were as follows:

                                              FOR              WITHHELD

                John F. Harris             1,463,463            58,839
                William H. Hodges          1,462,911            59,391
                Roger C. Reinhold          1,464,006            58,296
                Anne B. Shumadine          1,463,956            58,346

The terms of office of each of the other directors of the Company continued following the Annual Meeting. These directors are David L. Bernd, Patrick E. Corbin, William J. Davenport, III, Michael S. Ives, C. L. Kaufman, Jr., Charles
R. Malbon, Jr., John A. Tilhou, and David R. Tynch.

Item 5 - Other Information - None

Item 6 - Exhibits and Reports on Form 8-K - None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CENIT BANCORP, INC.


DATE:  August 12, 1998                     /S/Michael S. Ives
                                           Michael S. Ives
                                           President and Chief Executive Officer



DATE: August 12, 1998                      /S/ John O. Guthrie
                                           John O. Guthrie
                                           Senior Vice President and
                                           Chief Financial Officer