Form 10-Q
period 1998-09-30
CENIT BANCORP INC
filed 1998-11-12
CIK 877834

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended September 30, 1998              Commission File Number 0-20378

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

       YES   X                                              NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock $.01 Par Value                                4,847,306
      Title of Class                              Number of Shares Outstanding
                                                      as of November 6, 1998

                      CENIT BANCORP, INC. AND SUBSIDIARY

                                    Contents
--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1
   Financial Statements

Consolidated Statement of Financial Condition as of September 30, 1998
(Unaudited)and December 31, 1997.............................................. 1

Unaudited Consolidated Statement of Operations for the Three Months and Nine
Months ended September 30, 1998 and September 30, 1997........................ 2

Unaudited Consolidated Statement of Comprehensive Income for The Nine Months
Ended September 30, 1998.......................................................3

Unaudited Consolidated Statement of Changes in Stockholders' Equity for the
Nine Months ended September 30, 1998.......................................... 4

Unaudited Consolidated Statement of Cash Flows for the Nine Months ended
September 30, 1998 and September 30, 1997................. ................... 5

Notes to Unaudited Consolidated Financial Statements.......................... 6

Item 2
   Management's Discussion and Analysis of Financial Condition and Results of
   Operations................................................................. 7

Item 3
   Quantitative and Qualitative Disclosures about Market Risk.................19

PART II - OTHER INFORMATION

Item 1
   Legal Proceedings..........................................................19

Item 2
   Changes in Securities......................................................19

Item 3
   Defaults Upon Senior Securities............................................19

Item 4
   Submission of Matters to a Vote of Security Holders........................19

Item 5
   Other Information..........................................................19

Item 6
   Exhibits and Reports on Form 8-K...........................................19

Signatures....................................................................20

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
                       CENIT BANCORP, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                  (Dollars in thousands, except per share data)

                                     ASSETS

                                                                               (Unaudited)
                                                                         September 30, 1998     December 31, 1997
                                                                         ------------------     -----------------

Cash                                                                        $   12,502              $  16,993
Federal funds sold                                                              13,628                 37,118
Securities available for sale at fair value (adjusted
   cost of $62,373 and $135,861, respectively)                                  63,631                137,188
Loans, net:
   Held for investment                                                         496,857                486,487
   Held for sale                                                                 4,356                  3,167
Interest receivable                                                              3,984                  4,888
Real estate owned, net                                                             660                  1,098
Federal Home Loan Bank and Federal Reserve Bank stock, at cost                   5,066                  8,711
Property and equipment, net                                                     14,348                 14,230
Goodwill and other intangibles                                                   3,736                  4,010
Other assets                                                                     4,779                  4,193
                                                                                 -----                  -----
                                                                            $  623,547              $ 718,083
                                                                            ==========              =========
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
     Noninterest-bearing                                                    $   67,679              $  54,874
     Interest-bearing                                                          421,148                452,796
                                                                               -------                -------
        Total deposits                                                         488,827                507,670

   Advances from the Federal Home Loan Bank                                     68,000                145,000
   Other borrowings                                                                  -                  2,575
   Securities sold under agreements to repurchase                               12,203                  9,664
   Advance payments by borrowers for taxes and insurance                         1,040                    720
   Other liabilities                                                             3,235                  2,517
                                                                                 -----                  -----
        Total liabilities                                                      573,305                668,146
                                                                               -------                -------

Stockholders' equity:
   Preferred stock, $.01 par value; authorized 3,000,000
     shares; none outstanding                                                        -                      -
   Common stock, $.01 par value; authorized 7,000,000 shares;
     issued and outstanding 4,897,775 and 4,971,243 shares,
     respectively                                                                   49                     50
   Additional paid-in capital                                                   15,820                 18,119
   Retained earnings - substantially restricted                                 38,066                 35,416
   Common stock acquired by Employees Stock Ownership Plan (ESOP)               (4,098)                (4,232)
   Common stock acquired by Management Recognition
     Plan (MRP)                                                                   (220)                  (271)
   Accumulated other comprehensive income,
     net of income taxes                                                           625                    855
                                                                                   ---                    ---
     Total stockholders' equity                                                 50,242              $  49,937
                                                                                ------              ----------
                                                                            $  623,547              $ 718,083
                                                                            ==========              =========

The notes to unaudited consolidated financial statements are an integral part of this statement.

                       CENIT BANCORP, INC. AND SUBSIDIARY

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                                                Three Months                      Nine Months
                                                                    Ended                            Ended
                                                                September 30,                     September 30,
                                                            1998            1997              1998             1997
                                                            ----            ----              ----             ----
Interest and fees on loans                              $ 10,115        $ 9,882          $  30,439        $  28,260
Interest on mortgage-backed certificates                     378           2,005             2,884            7,013
Interest on investment securities                            638             683             1,995            2,108
Dividends and other interest income                          236             288               930              793
                                                             ---             ---               ---              ---
     Total interest income                                11,367          12,858            36,248           38,174
                                                          ------          ------            ------           ------
Interest on deposits                                       4,891           5,415            14,988           15,612
Interest on borrowings                                     1,115           2,046             5,209            6,455
                                                           -----           -----             -----            -----
     Total interest expense                                6,006           7,461            20,197           22,067
                                                           -----           -----            ------           ------
     Net interest income                                   5,361           5,397            16,051           16,107
Provision for loan losses                                    100             150               440              450
                                                             ---             ---               ---              ---
     Net interest income after provision
         for loan losses                                   5,261           5,247            15,611           15,657
                                                           -----           -----            ------           ------
Other income:
     Deposit fees                                            602             521             1,822            1,498
     Merchant processing fees                                618             462             1,548            1,016
     Commercial mortgage brokerage fees                       30               -               393              125
     Gains on sales of loans and securities                  318             174               780              488
     Other                                                   235             219               694              579
                                                             ---             ---               ---              ---
         Total other income                                1,803           1,376             5,237            3,706
                                                           -----           -----             -----            -----
Other expenses:
     Salaries and employee benefits                        2,052           1,846             6,246            5,873
     Equipment, data processing and supplies                 690             653             2,168            2,009
     Net occupancy expense of premises                       477             467             1,404            1,385
     Expenses, gains/losses on sales and provision
       for losses on real estate owned, net                   11              32                91              172
     Professional fees                                       105              25               472              263
     Merchant processing                                     515             381             1,347              844
     Expenses related to proxy contest and
     other matters                                             -               -                 -              405
     Other                                                   656             575             1,977            1,749
                                                             ---             ---             -----            -----
         Total other expenses                              4,506           3,979            13,705           12,700
                                                           -----           -----            ------           ------
Income before income taxes                                 2,558           2,644             7,143            6,663
Provision for income taxes                                   934             935             2,557            2,353
                                                             ---             ---             -----            -----
     Net income                                        $   1,624        $  1,709         $   4,586        $   4,310
                                                       =========        ========         =========        =========
Earnings per share
     Basic                                             $     .34        $    .35         $     .97        $     .88
                                                       =========        ========         =========        =========

     Diluted                                           $     .33        $    .34         $     .94        $     .86
                                                       =========        ========         =========        =========
Dividends per common share                             $     .11        $    .08         $     .31        $     .25
                                                       =========        ========         =========        =========

The notes to unaudited consolidated financial statements are an integral part of this statement.

                       CENIT BANCORP, INC. AND SUBSIDIARY

            UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                             (Dollars in thousands)

                                                                                                Nine Months
                                                                                                   Ended
                                                                                               September 30,
                                                                                         1998             1997
                                                                                         ----             ----
Net income                                                                             $  4,586          $ 4,310
                                                                                       --------          -------

Other comprehensive income (loss), before income taxes:
   Unrealized gains (losses) on securities available for sale
     Unrealized holding gains (losses) arising during the period                           (246)             639
     Less: reclassification adjustment for gains included in net income                     (72)             (90)
                                                                                            ---              ---

Other comprehensive income (loss), before income taxes                                     (318)             549

Income tax benefit (expense) related to items of other comprehensive income (loss)           88             (202)
                                                                                             --             ----

Other comprehensive income (loss), net of income taxes                                     (230)             347
                                                                                           ----              ---

Comprehensive income                                                                   $  4,356          $ 4,657
                                                                                       ========          =======




























The notes to unaudited consolidated financial statements are an integral part of this statement.

                       CENIT BANCORP, INC. AND SUBSIDIARY

       UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      Nine Months Ended September 30, 1998
                             (Dollars in thousands)

                                                                                         Common      Accumulated
                                                                                         Stock          Other
                                                  Common      Additional                Acquired
                                     Common        Stock       Paid-In     Retained     by ESOP     Income, Net of
                                  Stock Shares    Amount       Capital     Earnings     and MRP      Income Taxes       Total
                                  ------------    ------       -------     --------     -------      ------------       -----


Balance, December 31, 1997,
   as originally reported          1,657,081    $  17          $18,152     $35,416      $(4,503)     $  855            $49,937

Common stock issued in
   1998 three-for-one stock split  3,314,162       33             (33)           -            -           -                  -
                                   ---------       --             ---          ---          ---         ---                ---

Balance, December 31, 1997,
   as restated                     4,971,243    $  50          $18,119     $35,416      $(4,503)     $  855            $49,937


Comprehensive income                       -        -                -       4,586            -        (230)             4,356


Cash dividends declared                   -         -                -      (1,936)           -           -             (1,936)


Exercise of stock options
   and related tax benefits          63,532         -              548           -            -           -               548

Stock repurchase                   (137,000)       (1)          (2,963)          -            -           -            (2,964)


Other                                     -         -              116           -          185           -               301
                                        ---       ---              ---         ---          ---         ---               ---


Balance, September 30, 1998        4,897,775    $  49          $15,820     $38,066      $(4,318)      $  625          $50,242
                                   =========    =====          =======     =======      =======       ======          =======

























The notes to unaudited consolidated financial statements are an integral part of this statement.

                       CENIT BANCORP, INC. AND SUBSIDIARY

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                                         Nine months ended September 30,
                                                                         -------------------------------
                                                                           1998                    1997
                                                                           ----                    ----
Cash flows from operating activities:
   Net income                                                              $ 4,586            $ 4,310
   Add (deduct) items not affecting cash in the period:
     Provision for loan losses                                                 440                450
     Provision for losses on real estate owned                                  14                 67
     Amortization of loan yield adjustments                                    399                115
     Depreciation, amortization and accretion, net                           1,536              1,724
     Net (gains) losses on sales/disposals of:
        Securities                                                             (72)               (90)
        Loans                                                                 (708)              (398)
        Real estate, property and equipment                                     36                 14
     Proceeds from sales of loans held for sale                             57,140             30,910
     Originations of loans held for sale                                   (57,651)           (31,997)
     Change in assets/liabilities:
        Decrease (increase) in interest receivable and other assets            538               (981)
        Increase in other liabilities                                          809                 71
                                                                               ---                 --
        Net cash provided by operating activities                            7,067              4,195
                                                                             -----              -----
Cash flows from investing activities:
   Purchases of securities available for sale                              (40,234)           (12,094)
   Principal repayments on securities available for sale                    32,566             38,328
   Proceeds from maturities and calls of securities available for sale      14,000             14,500
   Proceeds from sales of securities available for sale                     66,660             26,677
   Net increase in loans held for investment                               (11,051)           (61,012)
   Net proceeds on sales of real estate owned                                  302              1,082
   Additions to real estate owned                                              (83)               (87)
   Purchases of Federal Home Loan Bank stock                                (1,650)            (1,600)
   Redemption of Federal Home Loan Bank stock & Federal Reserve Stock        5,295                250
   Proceeds from sale of property and equipment                                 70                  5
   Purchases of property and equipment                                      (1,126)            (1,836)
                                                                            ------             ------
     Net cash provided by investing activities                              64,749              4,213
                                                                            ------              -----

Cash flows from financing activities:

   Proceeds from exercise of stock options and warrants                       150                 306
   Net (decrease) increase in deposits                                     (18,843)            10,523
   Proceeds from Federal Home Loan Bank advances                           556,000            987,000
   Repayment of Federal Home Loan Bank advances                           (633,000)        (1,009,000)
   Net increase in other borrowings                                              -              3,965
   Repayments of other  borrowings                                          (2,575)                 -
   Net increase in securities sold under agreement
     to repurchase                                                           2,539              2,341
   Cash dividends paid                                                      (1,424)            (1,626)
   Purchase of common stock by ESOP                                              -             (4,232)
   Common stock repurchase                                                  (2,964)                 -
   Other, net                                                                  320                515
                                                                               ---                ---
        Net cash used for financing activities                             (99,797)           (10,208)
                                                                           -------            -------
Decrease in cash and cash equivalents                                      (27,981)            (1,800)
Cash and cash equivalents, beginning of period                              54,111             23,478
                                                                            ------             ------
Cash and cash equivalents, end of period                                 $  26,130           $ 21,678
                                                                         =========           ========
Supplemental disclosures of cash flow  information:
     Cash paid during the period for interest                            $   7,359           $  8,928
     Cash paid during the period for income taxes                            2,085              2,095
   Schedule of noncash investing and financing activities:
     Real estate acquired in settlement of loans                         $     312           $  1,225
     Loans to facilitate sale of real estate owned                             470              1,406

The notes to unaudited consolidated financial statements are an integral part of this statement.

                       CENIT BANCORP, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 1998 and 1997 are not necessarily indicative of results that may be expected for the entire year or any interim periods. Certain previously reported amounts have been reclassified to agree with the current presentation. The interim financial statements should be read in conjunction with the December 31, 1997 consolidated financial statements of CENIT Bancorp, Inc. (the "Company").

Note 2 - Per Share Data

     On March 24, 1998, the Company declared a three-for-one stock split. All financial data included in this Form 10-Q reflects the effect of the stock split.

     The Company adopted FAS 128, Earnings per Share, on December 31, 1997. The Company changed the method used to compute earnings per share and restated all prior periods.

     Basic earnings per share is calculated using weighted average shares outstanding. For the nine and three months ended September 30, 1998, weighted average shares used to compute basic earnings per share were 4,749,457 and 4,769,039, respectively. For the nine and three months ended September 30, 1997, weighted average shares used to compute basic earnings per share were 4,897,509 and 4,843,380, respectively.

     Diluted earnings per share is calculated by adding common stock equivalents to the weighted average shares outstanding. For the nine month period and three month period ended September 30, 1998, weighted average shares used to compute diluted earnings per share were 4,873,332 and 4,872,882, respectively. For the nine months and three months ended September 30, 1997, weighted average shares used to compute diluted earnings per share were 5,028,324 and 4,969,263, respectively.

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The Company's business consists of the business of its sole subsidiary, CENIT Bank ("the Bank"). The principal business of the Bank consists of attracting retail deposits from the general public in its market areas through a variety of deposit products and investing these fund in commercial, real estate and consumer loans. The Bank also invests in mortgage-backed certificates, securities issued by the U.S. Treasury and U.S. Government agencies and other investments permitted by applicable laws and regulations.

Financial Condition of the Company

Total Assets
------------

     At September 30, 1998, the Company had total assets of $623.5 million, compared to $718.1 million at December 31, 1997, a decrease of $94.6 million or 13.2%. As a result of changes in the interest rate environment, management used the proceeds from the sale, maturity and principal repayment of certain securities, primarily mortgage-backed certificates, to reduce advances from the Federal Home Loan Bank ("FHLB") rather than seek alternative investment opportunities.

Securities Available for Sale
-----------------------------


     Securities available for sale totaled $63.6 million at September 30, 1998 and are comprised of U. S. Treasury securities, other U. S. Government agency securities, and mortgage-backed certificates. The net decrease of $73.6 million from the December 31, 1997 balance of $137.2 million resulted primarily from $32.6 million of repayments, $40.2 million of purchases, $14.0 million of proceeds from the maturities of securities, and $66.7 million from the sale of securities.

Loans
-----

     The balance of net loans held for investment increased from $486.5 million at December 31, 1997 to $496.9 million at September 30, 1998, an increase of $10.4 million or 2.1%. Consumer loans increased during the first nine months of 1998 by $7.8 million or 13.4% while commercial business loans increased $6.2 million or 25.5%. Real estate loans decreased by $5.0 million or 1.1% during this period, which includes a decrease of $28.1 million or 9.1% in residential permanent 1-to 4-family loans due to amortization or repayments which were approximately 41% on an annualized basis during the first nine months of 1998. Amortization or reparyments of 1-to-4 family loans increased during September and October 1998 to approximately 51% on an annualized basis.

The following table sets forth the composition of the Company's loans in dollar amounts and as a percentage of the Company's total gross loans held for investment at the dates indicated.

                                                              September 30, 1998            December 31, 1997
                                                              ------------------            -----------------
                                                                            (Dollars in Thousands)
                                                       Amount        Percent              Amount        Percent
                                                       ------        -------              ------        -------
Real estate loans:
   Residential permanent 1- to 4-family:
     Adjustable rate                                  $ 203,006         37.56%          $  213,682        40.20%
     Fixed rate
       Conventional                                      73,118         13.53               89,356        16.81
       Guaranteed by VA or insured by FHA                 4,338           .80                5,487         1.03
                                                          -----           ---                -----         ----
     Total permanent 1- to 4-family                     280,462         51.89              308,525        58.04
   Residential permanent 5 or more family                 6,587          1.22                6,374         1.20
                                                          -----          ----                -----         ----
     Total permanent residential loans                  287,049         53.11              314,899        59.24
                                                        -------         -----              -------        -----
   Commercial real estate loans:
     Hotels                                               9,275          1.72               10,240         1.93
     Office and warehouse facilities                     32,568          6.02               26,710         5.02
     Retail facilities                                   19,503          3.61               18,249         3.43
     Other                                                5,542          1.02                2,714         0.51
                                                          -----          ----                -----         ----
     Total commercial real estate loans                  66,888         12.37               57,913        10.89
                                                         ------         -----               ------        -----
   Construction loans:
     Residential 1- to 4-family                          44,178          8.17               44,208         8.32
     Residential 5 or more family                        22,807          4.22               12,784         2.40
     Nonresidential                                       5,940          1.10                1,420          .27
                                                          -----          ----                -----          ---
     Total construction loans                            72,925         13.49               58,412        10.99
                                                         ------         -----               ------        -----

   Land acquisition and development loans:
     Consumer lots                                        3,762           .70                4,573         0.86
     Acquisition and development                         13,503          2.50               13,327         2.51
                                                         ------          ----               ------         ----
     Total land acquisition and development
       loans                                             17,265          3.20               17,900         3.37
                                                         ------          ----               ------         ----
     Total real estate loans                            444,127         82.17              449,124        84.49
                                                        -------         -----              -------        -----
Consumer loans:
   Boats                                                  4,645           .86                5,685         1.07
   Home equity and second mortgage                       52,127          9.64               45,194         8.50
   Mobile homes                                              57           .01                   95         0.02
   Other                                                  9,191          1.70                7,250         1.36
                                                          -----          ----                -----         ----
     Total consumer loans                                66,020         12.21               58,224        10.95
                                                         ------         -----               ------        -----
Commercial business loans                                30,393          5.62               24,222         4.56
                                                         ------          ----               ------         ----
     Total loans                                        540,540        100.00%             531,570       100.00%
                                                        -------        ------              -------       ------
Less:
   Allowance for loan losses                              3,977                              3,783
   Loans in process                                      41,070                             42,067
   Unearned discounts, premiums, and loan fees, net      (1,364)                              (767)
                                                         ------                               ----
                                                         43,683                             45,083
                                                         ------                             ------
Total loans, net                                      $ 496,857                         $  486,487
                                                      =========                         ==========



The following table sets forth information about originations, purchases, sales, and principal reductions for the Company's loans for the period indicated.

                                                            Nine Months Ended
                                                           September 30, 1998
                                                           ------------------
                                                          (Dollars in Thousands)
Loans originated:
   Real estate:
      Permanent:
         Residential 1- to 4-family                              $69,368
         Residential 5 or more family                                610
                     -                                               ---
            Total                                                 69,978
                                                                  ------
      Commercial real estate                                      15,182
                                                                  ------
       Construction:
         Residential 1- to 4-family                               17,040
         Residential 5 or more family                             11,350
         Nonresidential                                            5,478
                                                                   -----
            Total                                                 33,868
                                                                  ------
      Land acquisition:
         Consumer lots                                               772
         Acquisition and development                               3,530
                                                                   -----
            Total                                                  4,302
                                                                   -----
            Total real estate loans originated                   123,330
                                                                 -------
   Consumer:
      Home equity and second mortgage                             26,964
      Other                                                        6,617
                                                                   -----
            Total                                                 33,581
                                                                  ------
   Commercial business                                            33,745
                                                                  ------
            Total loans originated                               190,656
Loans purchased                                                   52,431
                                                                  ------
            Total loans originated and purchased                 243,087
                                                                 -------
Principal reductions:
   Repayments and other principal reductions                     176,618
   Real estate loans sold                                         56,327
                                                                  ------
            Total principal reductions                           232,945
                                                                 -------
Net increase in total loans                                     $ 10,142
                                                                ========
Net increase in loans held for sale                                1,172
Net increase in gross loans held for investment                    8,970
                                                                   -----
                                                                $ 10,142
                                                                ========

Deposits
--------

     The balance of deposits decreased from $507.7 million at December 31, 1997 to $488.8 million at September 30, 1998. During this period, certificates of deposit decreased from $328.2 million at December 31, 1997, to $277.8 million at September 30 1998, as the Company did not seek to match the highest certificate rates within its market. All other interest bearing deposits increased by $18.8 million from $124.6 million at December 31, 1997 to $143.4 million at September 30, 1998. Noninterest-bearing deposits increased 23.3% from $54.9 million at December 31, 1997 to $67.7 million at September 30, 1998 due, in part, to the Company's emphasis on attracting small business accounts.

Capital
--------

     The Company's and the Bank's capital ratios exceeded applicable regulatory requirements at September 30, 1998.

     In June 1998, the Board of Directors of the Company gave the Company's management the discretion to initiate a repurchase of up to five percent of the Company's shares. During the third quarter of 1998 the Company repurchased 137,000 shares of the Company's stock. Since the end of the third quarter of 1998 and through the date of this report, the Company has repurchased 51,000 shares of the Company's stock. The Company is not obligated to conduct further repurchases at all, and the Company's decision to do so, as well as the timing of any purchases, will depend on a variety of factors.

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

The following table sets forth information about the Company's nonperforming loans, REO, and other repossessed assets at the dates indicated.

                                                  September 30,     December 31,
                                                      1998              1997
                                                      ----              ----
                                                      (Dollars in Thousands)
Nonperforming loans:
   Real estate loans:
     Permanent residential 1- to 4-family
       Nonaccrual                                  $   191               $   528
       Accruing loans 90 days or more past due         474                    53
                                                       ---                    --
         Total                                         665                   581
                                                       ---                   ---
     Land acquisition and development
       Nonaccrual                                       36                   200
       Accruing loans 90 days or more past due          15                     -
                                                        --                   ---
         Total                                          51                   200
                                                        --                   ---
   Consumer loans:
     Mobile homes (nonaccrual)                          17                    48
     Credit cards (accruing loans 90 days or
       more past due)                                    -                     5
     Other (nonaccrual)                                 16                    24
                                                        --                    --
       Total                                            33                    77
                                                        --                    --
   Commercial business loans:
     Nonaccrual                                         32                   240
     Accruing loans 90 days or more past due            94                     5
                                                        --                     -
       Total                                           126                   245
                                                       ---                   ---
       Total nonperforming loans                    $  875               $   483
                                                    ======               =======
Total nonperforming loans:
   Nonaccrual                                       $  292               $ 1,040
   Accruing loans 90 or more days past due             583                    63
                                                       ---                    --
       Total                                           875                 1,103
Real estate owned, net                                 660                 1,098
Other repossessed assets, net                           11                   228
                                                        --                   ---
   Total nonperforming assets, net                  $1,546               $ 2,429
                                                    ======               =======

   Total nonperforming assets, net, to total assets   .25%                  .34%
                                                      ====                  ====

Allowance for Loan Losses. The following table sets forth activity of the allowance for loan losses for the periods indicated.

                                                 Nine months ended September 30,
                                                 -------------------------------
                                                 1998                       1997
                                                 ----                       ----
                                                      (Dollars in Thousands)

Balance at beginning of period                 $ 3,783                  $ 3,806
Provision for loan losses                          440                      450
Losses charged to allowance                       (340)                    (571)
Recovery of prior losses                            94                      107
                                                    --                      ---
Balance at end of period                       $ 3,977                  $ 3,792
                                               =======                  =======

     The Company's provision for loan losses was $440,000 for the nine months ended September 30, 1998 compared to $450,000 in the same period in 1997. At September 30, 1998, the Company's coverage ratio was 455% based on a total allowance for loan losses of $3,977,000 and total nonperforming loans of $875,000. This compares to a coverage ratio of 200% at September 30, 1997.

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


                                                    For the Three Months                 For the Three Months
                                                            Ended                                Ended
                                                     September 30, 1998                   September 30, 1997
                                                     ------------------                   ------------------

                                                Average               Yield/         Average               Yield/
                                                Balance   Interest     Cost          Balance   Interest     Cost
                                                -------   --------     ----          -------   --------     ----
                                                                     (Dollars in thousands)

Interest-earning assets:
     Loans (1)                               $  509,055    $10,116      7.95%      $  487,000  $   9,882      8.12%
     Mortgage-backed certificates                19,546        378      7.74          112,393      2,005      7.13
     U.S. Treasury and other U.S.
        Government agency securities             42,967        638      5.94           43,936        683      6.22
     Federal funds sold                           9,517        134      5.63            8,560        119      5.56
     Federal Home Loan Bank and
        Federal Reserve Bank stock                5,083        101      7.95            9,253        169      7.31
                                                  -----        ---                      -----        ---
        Total interest-earning assets        $  586,168     11,367      7.76       $  661,142     12,858      7.78
                                             ----------     ------                 ----------     ------

Noninterest-earning assets:
     REO                                            595                                 1,586
     Other                                       39,565                                38,219
                                                 ------                                ------
        Total noninterest-earning assets         40,160                                39,805
                                                 ------                                ------
             Total assets                    $  626,328                            $  700,947
                                             ==========                            ==========

Interest-bearing liabilities:
     Passbook and statement savings          $   38,059        314      3.30%      $   44,116        377      3.42%
     Checking accounts                           35,363        158      1.79           28,939        149      2.06
     Money market deposit accounts               66,312        649      3.91           47,981        402      3.35
     Certificates of deposit                    285,327      3,770      5.28          336,156      4,487      5.34
                                                -------      -----                    -------      -----
        Total interest-bearing deposits         425,061      4,891      4.60          457,192      5,415      4.74
                                                -------      -----                    -------      -----
     Advances from the Federal Home
        Loan Bank                                71,402        959      5.37          131,978      1,894      5.74
     Securities sold under agreements
        to repurchase                            12,895        150      4.65            9,734        116      4.77
     Other borrowings                               332          6      7.23            1,893         36      7.61
                                                    ---          -                      -----         --
        Total borrowings                         84,629      1,115      5.27          143,605      2,046      5.70
                                                 ------      -----                    -------      -----
        Total interest-bearing liabilities      509,690      6,006      4.71          600,797      7,461      4.97
                                                -------      -----                    -------      -----

Noninterest-bearing liabilities:
     Deposits                                    58,131                                45,883
     Other liabilities                            6,782                                 4,185
                                                  -----                                 -----
        Total noninterest-bearing liabilities    64,913                                50,068
                                                 ------                                ------
             Total liabilities                  574,603                               650,865

Stockholders' equity                             51,725                                50,082
                                                 ------                                ------
Total liabilities and stockholders' equity   $  626,328                            $  700,947
                                             ==========                            ==========

Net interest income/interest rate spread                   $ 5,361      3.05%                  $   5,397      2.81%
                                                           =======                             =========

Net interest position/net interest margin    $   76,478                 3.66%      $   60,345                 3.27%
                                             ==========                            ==========

Ratio of average interest-earning assets to
     average interest-bearing liabilities        115.00%                               110.04%
                                                 ======                                ======

(1) Includes nonaccrual loans and loans held for sale.


                                                     For the Nine Months                  For the Nine Months
                                                            Ended                                Ended
                                                     September 30, 1998                   September 30, 1997
                                                     ------------------                   ------------------

                                                Average               Yield/         Average               Yield/
                                                Balance   Interest     Cost          Balance   Interest     Cost
                                                -------   --------     ----          -------   --------     ----
                                                                     (Dollars in thousands)

Interest-earning assets:
     Loans (1)                               $  511,506   $ 30,439      7.93%      $  464,181  $  28,260      8.12%
     Mortgage-backed certificates                57,035      2,884      6.74          134,392      7,013      6.96
     U.S. Treasury and other U.S.
        Government agency securities             44,463      1,995      5.98           44,791      2,108      6.28
     Federal funds sold                          11,714        486      5.53            7,386        305      5.51
     Federal Home Loan Bank and
        Federal Reserve Bank stock                7,756        444      7.63            9,029        488      7.21
                                                  -----        ---                      -----        ---
        Total interest-earning assets           632,474     36,248      7.64          659,779     38,174      7.71
                                                -------     ------                    -------     ------

Noninterest-earning assets:
     REO                                            738                                 1,927
     Other                                       42,112                                38,781
                                                 ------                                ------
        Total noninterest-earning assets         42,850                                40,708
                                                 ------                                ------
             Total assets                    $  675,324                            $  700,487
                                             ==========                            ==========

Interest-bearing liabilities:
     Passbook and statement savings          $   40,697      1,008      3.30%      $   45,560      1,154      3.38%
     Checking accounts                           34,268        468      1.82           29,014        451      2.07
     Money market deposit accounts               61,294      1,735      3.77           46,341      1,147      3.30
     Certificates of deposit                    299,194     11,777      5.25          328,889     12,860      5.21
                                                -------     ------                    -------     ------
        Total interest-bearing deposits         435,453     14,988      4.59          449,804     15,612      4.63
                                                -------     ------                    -------     ------
     Advances from the Federal Home
        Loan Bank                               115,938      4,739      5.45          145,882      6,117      5.59
     Securities sold under agreements
        to repurchase                            11,355        393      4.61            8,761        301      4.58
     Other borrowings                             1,348         77      7.62              638         37      7.73
        Total borrowings                        128,641      5,209      5.40          155,281      6,455      5.54
                                                -------      -----                    -------      -----
        Total interest-bearing liabilities      564,094     20,197      4.77          605,085     22,067      4.86
                                                -------     ------                    -------     ------

Noninterest-bearing liabilities:
     Deposits                                    53,786                                41,515
     Other liabilities                            6,386                                 3,789
        Total noninterest-bearing liabilities    60,172                                45,304
                                                 ------                                ------
             Total liabilities                  624,266                               650,389

Stockholders' equity                             51,058                                50,098
                                                 ------                                ------
Total liabilities and stockholders' equity   $  675,324                            $  700,487
                                             ==========                            ==========

Net interest income/interest rate spread                  $ 16,051      2.87%                  $  16,107      2.85%
                                                          ========                             =========

Net interest position/net interest margin    $   68,380                 3.38%      $   54,694                 3.26%
                                             ==========                            ==========
Ratio of average interest-earning assets to
     average interest-bearing liabilities        112.12%                           109.04%
                                                 ======                            ======

(1) Includes nonaccrual loans and loans held for sale.

Comparison of Operating Results for the Three Months Ended September 30, 1998 and September 30, 1997.

General
-------

     The Company's pre-tax income for the three months ended September 30, 1998 was $2.56 million compared to $2.64 million during the same period in the prior year. This decrease is primarily attributable to a $527,000 increase in other expenses, the effect of which was partially offset by a $427,000 increase in other income and a $14,000 increase in net interest income after provision for loan losses.

Net Interest Income
-------------------

     The Company's net interest income before provision for loan losses decreased by $36,000, or less than 1.0%, for the quarter ended September 30, 1998 as compared to that of the previous year. This decrease resulted primarily from a $1.49 million decrease in interest income which exceeded a $1.46 million decrease in interest expense. The decrease in interest income was primarily attributable to an decrease in the average balance of mortgage-backed certificates. The decrease in interest expense was primarily due to a decrease in the average balance of certificates of deposits.

     Interest on the Company's portfolio of mortgage-backed certificated decreased by approximately $1.6 million from $2.0 million for the quarter ended September 30, 1997, to $378,000 for the comparable 1998 period. This decrease resulted from a $92.8 million decrease in the average balance of the portfolio during the third quarter of 1998 compared to 1997. The decrease in the average balance of mortgage-backed certificates was due to sales and prepayments which have increased due to declines in interest rates.

     Interest on loans increased by $233,000 in the quarter ended September 30, 1998, compared to the comparable 1997 period. This increase was primarily attributable to a $22.1 million increase in the average balance of loans. The yield on the Company's loan portfolio decreased from 8.12% in the quarter ended September 30, 1997 to 7.95% in the comparable 1998 period primarily as a result of purchased loans with lower yields being added to the loan portfolio during 1998 and lower rates on originations.

     Interest on investment securities for the quarter ended September 30, 1998, decreased by $45,000 compared to the same period in 1997. The yield on this portfolio decreased from 6.22% in the quarter ended September 30, 1997 to 5.94% for the quarter ended September 30, 1998.

     Interest on deposits decreased by $524,000 in the quarter ended September 30, 1998, compared to the comparable 1997 period. This decrease was primarily attributable to a $50.8 million decrease in the average balance of certificates of deposit in the quarter ended September 30, 1998, compared to the comparable 1997 period.

     Interest on borrowings decreased by $931,000 in the third quarter of 1998 compared to the same period in 1997. The decrease was the result of both a decrease in the average balance outstanding during the quarters of $59.0 million and a decrease in the cost of these borrowings from 5.70% during the quarter ended September 30, 1997 to 5.27% in the comparable 1998 quarter.

     Total interest-earning assets decreased from an average of $661.1 million during the third quarter of 1997 to $586.2 million during the third quarter of 1998. Net interest income during the two quarters remained approximately the same, however, as decreases in lower yielding investments offset decreases in interest-bearing deposits and borrowings. This resulted in an increase in the Company's net interest margin to 3.66% during the third quarter of 1998 compared to a net interest margin of 3.27% during the third quarter of 1997.

Provision for Loan Losses
-------------------------

     The Company's provision for loan losses decreased by $50,000 to $100,000 for the three months ended September 30, 1998, compared to the same period in 1997 as asset quality continues to improve. Net loans charged off during the quarter ended September 30, 1998, were $30,000 compared to $68,000 in the comparable 1997 period.

Other Income
------------

     Total other income increased from $1.4 million in the quarter ended September 30, 1997 to $1.8 million in the comparable 1998 period, an increase of $427,000 or 31.0%.

     Deposit fees increased by $81,000, primarily as the result of increases in usage fees from the Company's automated teller network and increases in checking account fees. Merchant processing fees increased by $156,000, gains on sales of loans and securities increased by $144,000, and commercial mortgage brokerage fees increased by $30,000, all of which were primarily the result of increases in the volume of transactions.

Other Expenses
--------------

     Total other expenses increased by $527,000 for the quarter ended September 30, 1998 compared to the comparable 1997 period.

     Salaries and employee benefits increased by $206,000. Merchant processing expenses increased by $134,000 due to increases in volume. Professional fees increased by $80,000 primarily as a result of a nonrecurring recovery of legal costs in the third quarter of 1997. Marketing expenses increased by $41,000 due, in part, to expenses during the third quarter, 1998 related to a new marketing campaign designed to promote the identity, products and services of the Bank, the area's largest remaining community bank. Primarily as a result of this marketing campaign, which is scheduled to end during the fourth quarter, 1998, marketing expenses are expected to increase approximately $80,000 over those of the third quarter, 1998.

Comparison of Operating Results for the Nine Months Ended
September 30, 1998 and September 30, 1997.

General
-------

     The Company's pre-tax income for the nine months ended September 30, 1998 was $7.1 million compared to $6.7 million during the same period in the prior year. This increase is attributable to a $1.5 million increase in other income, the effects of which more than offset a $1.0 million increase in other expenses.

Net Interest Income
-------------------

     The Company's net interest income before provision for loan losses decreased by $56,000 during the nine months ended September 30, 1998, compared to the same period in 1997. Interest income decreased by $1.9 million while interest expense decreased by approximately the same amount during the nine month period of 1998 compared to 1997.

     Interest on the Company's portfolio of mortgage-backed certificates decreased by approximately $4.1 million from $7.0 million for the nine months ended September 30, 1997, to $2.9 million for the comparable 1998 period. This decrease resulted from a $77.4 million decrease in the average balance of the portfolio and decrease in the average yield on the portfolio from 6.96% in the nine months ended September 30, 1997, to 6.74% in the comparable 1998 period. The decrease in the average balance of mortgage-backed certificates was due to sales and repayments.

     Interest on loans increased by $2.2 million in the nine months ended September 30, 1998 compared to the comparable 1997 period. This increase was attributable to a $47.3 million increase in the average balance of loans. The yield on the Company's loan portfolio decreased from 8.12% in the nine months ended September 30, 1997, to 7.93% in the comparable 1998 period primarily as a result of purchased loans with lower yields being added to the loan portfolio.

     Interest on investment securities for the nine months ended September 30, 1998 decreased by $113,000 compared to the same period in 1997 primarily due to a decrease in the portfolio's yield from 6.28% in 1997 to 5.98% in 1998.

     Interest on deposits decreased by $624,000 in the nine months ended September 30, 1998, compared to the comparable 1997 period. This decrease was primarily attributable to a $29.7 million decrease in the average balance of certificates of deposit in the nine months ended September 30, 1998.

     The Company's net interest margin increased from 3.26% for the nine months ended September 30, 1997, to 3.38% for the nine months ended September 30, 1998. The Company's interest rate spread increased from 2.85% in the nine months ended September 30, 1997, to 2.87% in the comparable 1998 period. The Company's calculations of interest rate spread and net interest rate margin included nonaccrual loans as interest-earning assets.

Provision for Loan Losses
-------------------------

     The Company's provision for loan losses decreased by $10,000 to $440,000 for the nine months ended September 30, 1998, compared to the same period in 1997. Net loans charged off during the nine months ended September 30, 1998, were $247,000 compared to $464,000 in the comparable 1997 period.

Other Income
------------

     Total other income increased from $3.7 million in the nine months ended September 30, 1997 to $5.2 million in the comparable 1998 period, an increase of $1.5 million or 41.3%.

     Deposit fees increased by $324,000, primarily as the result of increases in usage fees from the Company's automated teller network and increases in checking account fees. Merchant processing fees increased by $532,000, and commercial mortgage brokerage fees increased by $268,000, the result of increases in the volume of transactions. Gains on sales of loans and securities increased by $292,000.

Other Expenses
--------------

     Total other expenses increased by $1.0 million for the nine months ended September 30, 1998 compared to the comparable 1997 period.

     Salaries and employee benefits increased by $373,000, or 6.4%, which includes a $209,000 increase in commercial mortgage brokerage compensation. Equipment, data processing and supply expense increased by $159,000. Merchant processing expenses increased by $503,000 due to increases in volume. Professional fees increased by $209,000 due, in part, to $37,000 of legal expenses during the first nine months of 1998 related to the merger of the Company's two subsidiary banks, and a recovery of legal costs in the third quarter of 1997. REO expense decreased by $81,000, as a result of the decrease in REO outstanding during 1998 compared to 1997. In 1997, the Company incurred $405,000 of expenses related to the 1997 proxy contest and other matters. Other expense increased by $228,000 which includes $63,000 related to the merger of the Company's banks.

Liquidity
---------

     The principal sources of funds for the Company for the nine months ended September 30, 1998 included $556.0 million in proceeds from FHLB advances, $32.6 million in principal repayments of securities available for sale, $66.7 million in proceeds from sales of securities available for sale, and $57.1 million in proceeds from the sale of loans. Funds were used primarily to repay FHLB advances totaling $633.0 million, to fund $11.1 million net increase in loans held for investment, to fund purchases of investment securities available for sale totaling $40.2 million, and to originate loans held for sale of $57.7 million.

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

     All savings institutions, including CENIT Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirements may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required liquid asset ratio in 4%. CENIT Bank's liquid asset ratio was 6.8% and 8.8% at September 30, 1998 and December 31, 1997, respectively.

Impact of the Year 2000 Issue
-----------------------------

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, such computer programs may not recognize the correct date after December 31, 1999. Also, systems and equipment that are not typically thought of as "computer related" (referred to as "non-IT") contain imbedded hardware or software that may have a time element.

     In 1997, the Company implemented a process of software inventory, analysis, modification and testing to address the Year 2000 Issue. The scope of the project includes: ensuring the compliance of all applications, operating systems and hardware on the mainframe, PC and LAN systems; addressing issues related to non-IT embedded software and equipment; and addressing the compliance of the Company's significant borrowers and third party providers.

     Management believes that significant progress has been made towards accomplishing these objectives. Significant software and hardware systems have been identified, including third party and customer related issues; remediation is well underway and committees have been formed to address testing and contingency planning. A summary of significant milestones is presented below:

 .    The Company has completed  modifications of its mainframe  applications for
     Year 2000 compliance and is currently establishing a plan to test these applications. This testing will begin in the fourth quarter of 1998 and is expected to be completed by the end of the second quarter of 1999. For PC and LAN systems, the Company has completed its review and expects to complete all modifications and testing by the end of the second quarter of 1999.

 .    The majority of the  Company's  non-IT  related  systems and  equipment are currently Year 2000 compliant, based primarily on communications with vendors. Compilation of written documentation regarding compliance is underway and is scheduled to be completed by the end of the second quarter of 1999, as is any testing of critical systems that the Company determines needs to be conducted.

 .    The  potential  impact of Year 2000 will depend not only on the  corrective measures the Company undertakes but also on other entities who provide data to or receive data from the Company and on those whose operational capability or financial conditions are important to the Company. The Company is currently communicating with significant third parties to ensure their awareness of the Year 2000 Issue. In addition, management has
     reviewed  significant  lending   relationships  and  consulted  with  these
     customers as to their plans to address Year 2000 issues. The plans of such parties are currently being monitored, and any fundamental impact on the Company will be evaluated.

 .    The  Company  has not had an  independent  review of its Year 2000 risks or estimates. However, the Company expects to engage experts during the first quarter of 1999 to assist with a review of compliance testing by the Company.

 .    The Company  estimates,  based on current  projections  of  allocations  of existing resources and known direct costs, that total costs related to the Year 2000 project will be approximately $1,000,000. The Company estimates that approximately 88% of these costs will be related to the redeployment of existing personnel to address Year 2000 Issues, while approximately 12% of these costs will represent incremental expenses to the Company since inception of the Year 2000 project. Since inception, the Company has incurred approximately $400,000 of costs related to its Year 2000 project, of which $20,000 represents incremental expenses. Management believes there has not been an adverse impact on the Company's financial condition or day to day operations as a result of computer projects being deferred due to reallocation of resources to the Year 2000 project.

     Although the Company expects its critical systems to be compliant before December 31, 1999, there is no guarantee that these results will be achieved as a result of risks inherent in this process, including loss of technical resources to perform the work, failure to identify critical systems and noncompliance by third parties whose systems and operations impact the Company . The Company is working to establish a contingency plan to address the possible failure of critical systems. The Company expects to complete its contingency plan by the end of the second quarter of 1999. For non-IT systems and equipment and third party providers, the Company is assessing their compliance and will consider alternative providers, where necessary.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     The above discussion contains certain forward looking statements that involve potential risk and uncertainties. The Company's future results could differ materially from those discussed herein. Readers should not place undue reliance on these forward looking statements, which are applicable only as of the date hereof.

Item 3 - Quantitative and Qualitative Disclosure About Market Risk
------------------------------------------------------------------

Market Risk Management

     The Company's primary market risk exposure is interest rate risk. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of the Company's interest-earning assets and interest-bearing liabilities. There were no material changes in the Company's market risk management strategy, as stated in the Company's 1997 annual report, during the first nine months of 1998.

PART II - OTHER INFORMATION


Item 1 - Legal Proceedings - Inapplicable
--------------------------



Item 2 - Changes in Securities - Inapplicable
------------------------------


Item 3 - Defaults Upon Senior Securities - Inapplicable
----------------------------------------


Item 4 - Submission of Matters to a Vote of Security Holders - Inapplicable
------------------------------------------------------------



Item 5 - Other Information - None
--------------------------


Item 6 - Exhibits and Reports on Form 8-K - None
-----------------------------------------

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                             CENIT BANCORP, INC.




DATE: November 12, 1998                                      /S/ Michael S. Ives
                                                             -------------------
                                           Michael S. Ives
                                           President and Chief Executive Officer



DATE: November 12, 1998                                      /S/ John O. Guthrie
                                                             -------------------
                                           John O. Guthrie
                                           Senior Vice President and
                                           Chief Financial Officer