Form 10-K
period 1998-12-31
CENIT BANCORP INC
filed 1999-03-30
CIK 877834

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report  Pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934

For the fiscal year ended December 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No _____.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the closing price of $20.625 of the registrant's common stock on February 26, 1999, as reported on the Nasdaq Stock Market under the symbol "CNIT," the aggregate market value of the voting stock held by non-affiliates of the registrant was $81,929,327. Solely for purposes of this calculation, all executive officers and directors of the registrant are considered to be affiliates. Also included are certain shares held by various employee benefit plans.

The number of shares of the registrant's common stock outstanding as of February 26, 1999 was 4,790,476.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Definitive Proxy Statement for its 1999 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Rule G(3) of the General Instructions for Form 10-K. Information from such Definitive Proxy Statement is hereby incorporated by reference into
Part III, Items 10, 11, 12, and 13.

                                     PART I

Item 1 - Business

General

     CENIT Bancorp, Inc. (the "Company") is a Delaware corporation that was organized in July, 1991 for the purpose of becoming the unitary savings and loan holding company for CENIT Bank, FSB. On July 28, 1992, the members of CENIT Bank, FSB adopted a plan of conversion pursuant to which CENIT Bank, FSB converted, effective August 5, 1992, from a federally chartered mutual savings bank to a federally chartered stock savings bank (the "Conversion") with the concurrent issuance of all of the capital stock of CENIT Bank, FSB to the Company. On August 5, 1992, the Company issued and sold 1,236,250 shares of common stock to subscribers in a Subscription and Community Offering. The Company used $11.7 million of the net proceeds to acquire all the capital stock of CENIT Bank, FSB. Prior to the Conversion, the Company did not engage in any business, other than that of an organizational nature.

     On September 26, 1996 and November 7, 1996, CENIT Bank, FSB assumed the deposits of five Essex Savings Bank, FSB ("Essex") branches pursuant to a Branch Purchase and Deposit Assumption Agreement dated July 2, 1996. As part of these transactions, CENIT Bank, FSB assumed approximately $68.1 million of deposits, acquired certain other assets and liabilities, and received approximately $65.5 million of cash. See Note 3 of the Notes to Consolidated 1998 Financial Statements filed with this report.

     On August 1, 1995, the Company acquired Princess Anne Bank ("Princess Anne"), a Virginia commercial bank. Under the terms of the agreement, Princess Anne's shareholders received 0.3364 shares of CENIT Bancorp common stock for each share of Princess Anne common stock. This resulted in the issuance of 353,779 shares of CENIT Bancorp common stock. This combination was accounted for as a pooling of interests. As part of this transaction, effective August 1, 1995, Princess Anne began operating as a wholly-owned subsidiary of the Company. At August 1, 1995, Princess Anne reported total assets of $94.1 million and stockholders' equity of $6.9 million. In February 1998, Princess Anne changed its name to CENIT Bank. See Note 1 of the Notes to Consolidated 1998 Financial Statements filed with this report.

     As a result of the Princess Anne merger, the Company became a bank holding company subject to the Bank Holding Company Act of 1956 (the "BHCA"), as amended, and became subject to regulation by the Federal Reserve Board (the "Federal Reserve").

     In March 1998, the Boards of Directors of CENIT Bank and CENIT Bank, FSB, as well as the Board of Directors of the Company, as the sole shareholder of the Banks, voted to merge CENIT Bank into CENIT Bank, FSB (the "Banks"). On June 3, 1998, the Company merged CENIT Bank into CENIT Bank, FSB. Following the merger, the Company ceased to be regulated by the Federal Reserve, and is now a registered savings and loan holding company regulated pursuant to the Home Owners' Loan Act, as amended (the "HOLA"). As such, the Company is now subject to regulation, examination, supervision and reporting requirements by the federal Office of Thrift Supervision ("OTS"). See "Regulation and Supervision--Regulation of the Company--General."

     In July 1998, CENIT Bank, FSB ceased the use of "FSB" and became CENIT Bank (the "Bank").

     The Company currently conducts its business from its corporate headquarters in Norfolk, Virginia, and through twenty retail offices and two mortgage origination offices located in southeastern Virginia. The Company operates in one business segment, providing retail and commercial banking services to customers within its market. At December 31, 1998, the Company had total deposits of $496.8 million. The Bank's deposits are insured up to the maximum allowable amount by the Federal Deposit Insurance Corporation (the "FDIC") through the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF"). The Bank is regulated by the OTS, the FDIC, and the Securities and Exchange Commission (the "SEC"). The Bank is a member of the Federal Home Loan Bank of Atlanta (the "FHLB-Atlanta") and is subject to the Board of Governors of the Federal Reserve Board concerning reserves required to be maintained against deposits and certain other matters.

     At December 31, 1998, the Company had total assets of $641.1 million and total stockholders' equity of $50.1 million. The Company's office is located at the corporate headquarters of CENIT Bank at 225 West Olney Road, Norfolk, Virginia, 23510. The telephone number is (757) 446-6600.

Market Area

     The Company is located in the Norfolk-Virginia Beach-Newport News Metropolitan Statistical Area ("MSA"), which extends approximately 65 miles from Williamsburg, Virginia to Virginia Beach, Virginia, and Currituck County, North Carolina. This MSA is the 27th largest MSA in the United States and the fourth largest MSA in the southeastern United States with a population in 1997 of approximately 1.5 million persons. The Company's principal market within this region is the Hampton Roads area, which is composed of the cities of Norfolk, Portsmouth, Virginia Beach, Chesapeake, Suffolk, Hampton, and Newport News. The Company has its corporate headquarters in Norfolk, Virginia and the Bank currently has a total of twenty retail offices and twenty-one automated teller machines located in the cities of Norfolk, Portsmouth, Virginia Beach, Chesapeake, Hampton, Newport News and in York County, Virginia. In addition, the Company has a mortgage loan origination office located in the city of Chesapeake. One of the Company's York County retail offices also includes a mortgage loan origination office.

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

Competition

     The Company faces significant competition both in making loans and in attracting deposits. The Company's competition for loans comes from commercial banks, savings banks, mortgage banking subsidiaries of regional commercial banks, national mortgage bankers, insurance companies, and other institutional lenders. The Company's most direct competition for deposits has historically come from savings banks, commercial banks, credit unions and other financial institutions. Based upon total assets at December 31, 1998, the Bank constitutes the largest bank or thrift institution with their parent company headquartered in their MSA. The Company may face an increase in competition as a result of the continuing reduction in the restrictions on the interstate operations of financial institutions. The Company also faces competition for deposits from short-term money market mutual funds and other corporate and government securities funds.

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


                                                                              Year ended December 31,
                                           -----------------------------------------------------------------------------------------
                                                       1996                            1997                          1998
                                           -----------------------------  -----------------------------   --------------------------
                                           Average                Yield/  Average                Yield/   Average            Yield/
                                           Balance    Interest     Cost   Balance     Interest    Cost    Balance   Interest  Cost
                                           -------    --------     -----  -------     --------    -----   -------   --------  ------
                                                                              (Dollars in Thousands)

Interest-earning assets:
   Loans (1)                               $ 352,153   $30,243    8.59%   $ 470,594   $38,220    8.12%   $507,694   $39,931   7.87%
   Mortgage-backed certificates              197,562    13,224    6.69      124,761     8,685    6.96      46,967     3,208   6.83
   U.S. Treasury, other U.S.
      Government agency and other
      debt securities                         56,826     3,657    6.44       44,489     2,775    6.24      44,542     2,664   5.98
   Federal funds sold                          7,618       405    5.32        8,109       450    5.55      13,292       705   5.30
   Federal Home Loan Bank and
      Federal Reserve Bank stock               8,913       642    7.20        8,959       646    7.21       7,078       523   7.39
                                            --------    ------             --------    ------            --------    ------
      Total interest-earning assets          623,072    48,171    7.73      656,912    50,776    7.73     619,573    47,031   7.59
                                            --------    ------             --------    ------            --------    ------

Noninterest-earning assets:
   REO                                         2,015                          1,794                           710
   Other                                      38,178                         38,784                        41,095
                                            --------                       --------                      --------

    Total noninterest-earning assets          40,193                         40,578                        41,805
                                            --------                       --------                      --------

      Total assets                         $ 663,265                      $ 697,490                      $661,378
                                            ========                       ========                      ========

Interest-bearing liabilities:
   Passbook and statement savings          $  45,816     1,558    3.40    $  45,050     1,522    3.38    $ 39,700     1,250   3.15
   Checking accounts                          26,951       677    2.51       29,167       602    2.06      34,861       606   1.74
   Money market deposit accounts              43,057     1,398    3.25       46,790     1,566    3.35      64,109     2,397   3.74
   Certificates of deposit                   293,336    15,607    5.32      329,477    17,282    5.25     292,456    15,318   5.24
                                            --------    ------             --------    ------            --------    ------

      Total interest-bearing deposits        409,160    19,240    4.70      450,484    20,972    4.66     431,126    19,571   4.54
   Advances from the Federal Home
      Loan Bank                              154,854     8,423    5.44      140,077     7,819    5.58     103,592     5,622   5.43
   Other borrowings                              295        22    7.46        1,461       110    7.53       1,008        77   7.64
   Securities sold under agreements
      to repurchase                            8,616       402    4.67        8,893       409    4.60      12,026       535   4.45
                                            --------    ------             --------    ------            --------    ------

      Total interest-bearing liabilities     572,925    28,087    4.90      600,915    29,310    4.88     547,752    25,805   4.71
                                            --------    ------             --------    ------            --------    ------

Noninterest-bearing liabilities:
   Deposits                                   38,133                         42,725                        56,407
   Other liabilities                           4,477                          3,832                         6,413
                                            --------                       --------                      --------

      Total noninterest-bearing liabilities   42,610                         46,557                        62,820
                                            --------                       --------                      --------

        Total liabilities                    615,535                        647,472                       610,572
Stockholders' equity                          47,730                         50,018                        50,806
                                            --------                       --------                      --------

Total liabilities and stockholders' equity $ 663,265                      $ 697,490                      $661,378
                                            ========                       ========                      ========

Net interest income/interest rate spread               $20,084    2.83%                 $21,466  2.85%              $21,226   2.88%
                                                       =======    =====                 =======  =====              =======   =====
Net interest position/net interest margin  $  50,147              3.22%   $  55,997              3.27%   $ 71,821             3.43%
                                            ========              =====    ========              =====   ========             =====

Ratio of average interest-earning assets to
   average interest-bearing liabilities       108.75%                        109.30%                       113.11%
                                            ========                       ========                      ========


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



                                                                             Year ended December 31,
                                                     ------------------------------------------------------------------------
                                                               1996 vs. 1997                            1997 vs. 1998
                                                     -------------------------------         --------------------------------
                                                            Increase (decrease)                      Increase (decrease)
                                                                  due to                                   due to
                                                     -------------------------------         --------------------------------
                                                     Volume        Rate          Net         Volume          Rate         Net
                                                     ------        ----          ---         ------          ----         ---
                                                                                 (Dollars in Thousands)

Interest Income:
   Loans (1)                                         $ 9,697     $(1,720)    $ 7,977         $2,946        $(1,235)    $ 1,711
   Mortgage-backed certificates                       (5,049)        510      (4,539)        (5,316)          (161)     (5,477)
   U.S. Treasury, other U.S.
     Government agency and other
     debt securities                                    (779)       (103)       (882)             3           (114)       (111)
   Federal funds sold                                     27          18          45            276            (21)        255
   Federal Home Loan Bank and
     Federal Reserve Bank stock                            4           -           4           (139)            16        (123)
                                                     -------     -------     -------          -----        -------     -------

     Total interest income                             3,900      (1,295)      2,605         (2,230)        (1,515)     (3,745)
                                                     -------     -------     -------          -----        -------     -------


Interest Expense:
   Passbook and statement savings                        (26)        (10)        (36)          (172)          (100)       (272)
   Checking accounts                                      53        (128)        (75)           109           (105)          4
   Money market deposit accounts                         124          44         168            632            199         831
   Certificates of deposit                             1,900        (225)      1,675         (1,938)           (26)     (1,964)
   Advances from the Federal Home Loan Bank             (820)        216        (604)        (1,985)          (212)     (2,197)
   Other borrowings                                       88           -          88            (33)             -         (33)
   Securities sold under agreements to
     repurchase                                           13          (6)          7            140            (14)        126
                                                     -------     -------     -------          -----        -------     -------


     Total interest expense                            1,332        (109)      1,223         (3,247)          (258)     (3,505)
                                                     -------     -------     -------          -----        -------     -------

     Net interest income                             $ 2,568     $(1,186)    $ 1,382         $1,017        $(1,257)    $  (240)
                                                     =======     =======     =======          =====        =======     =======


___________________________
(1)  Includes nonaccrual loans and loans held for sale.

Interest Rate Risk Management

     For discussion, See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Risk Management."

Lending Activities

     General. The Company engages in a wide range of lending activities, which include the origination, primarily in its market area, of one to four-family and multi-family residential mortgage loans, commercial real estate loans, construction loans, land acquisition and development loans, consumer loans, and commercial business loans; and the bulk purchase of residential loans primarily located outside its market area. At December 31, 1998, the Company's total gross loans held for investment in all categories equaled $522.9 million.

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

                                                                             At December 31,
                                          -------------------------------------------------------------------------------------
                                               1994              1995             1996             1997              1998
                                          ----------------  ---------------  ---------------- ---------------   ---------------
                                          Amount   Percent  Amount  Percent  Amount   Percent Amount  Percent   Amount  Percent
                                          ------   -------  ------  -------  ------   ------- ------  -------   ------  -------
                                                                            (Dollars in Thousands)
Real estate loans:
   Residential permanent 1- to 4-family:
     Adjustable rate                      $ 91,657  26.28%  $98,093  27.44%  $157,542  33.63%  $213,682 40.20%  $181,104  34.63%
     Fixed rate
       Conventional                         48,241  13.83    47,633  13.32     98,952  21.12    89,356  16.81     66,041  12.63
       Guaranteed by VA or insured by FHA    8,594   2.46     7,691   2.15      7,004   1.50     5,487   1.03      3,972   0.76
                                           -------  -----   -------  -----    -------  -----   -------  -----    -------  -----
     Total permanent 1- to 4-family        148,492  42.57   153,417  42.91    263,498  56.25   308,525  58.04    251,117  48.02
                                           -------  -----   -------  -----    -------  -----   -------  -----    -------  -----

   Residential permanent 5 or more family   11,043   3.16     9,343   2.61      7,100   1.52     6,374   1.20      7,874   1.51
                                           -------  -----   -------  -----    -------  -----   -------  -----    -------  -----

     Total permanent residential loans     159,535  45.73   162,760  45.52    270,598  57.77   314,899  59.24    258,991  49.53
                                           -------  -----   -------  -----    -------  -----   -------  -----    -------  -----
   Commercial real estate loans:
     Hotels                                  6,303   1.81     9,652   2.70      9,651   2.06    10,240   1.93      9,208   1.76
     Office and warehouse facilities        27,153   7.78    30,483   8.52     27,178   5.80    26,710   5.02     36,659   7.01
     Retail facilities                      16,987   4.87    17,450   4.88     18,181   3.88    18,249   3.43     22,823   4.37
     Other                                   1,983   0.57     5,459   1.53      3,304   0.71     2,714   0.51      7,921   1.51
                                           -------  -----   -------  -----    -------  -----   -------  -----    -------  -----

     Total commercial real estate loans     52,426  15.03    63,044  17.63     58,314  12.45    57,913  10.89     76,611  14.65
                                           -------  -----   -------  -----    -------  -----   -------  -----    -------  -----
   Construction loans:
     Residential 1- to 4-family             53,900  15.45    51,637  14.44     43,807   9.35    44,208   8.32     47,232   9.03
     Residential 5 or more family            2,234   0.64     4,224   1.18      8,855   1.89    12,784   2.40     19,621   3.75
     Nonresidential                             50   0.02        50   0.02      3,365   0.72     1,420   0.27      4,101   0.79
                                           -------  -----   -------  -----    -------  -----   -------  -----    -------  -----
     Total construction loans               56,184  16.11    55,911  15.64     56,027  11.96    58,412  10.99     70,954  13.57
   Land acquisition and development loans:
     Consumer lots                           5,906   1.69     5,646   1.58      5,396   1.15     4,573   0.86      3,703   0.71
     Acquisition and development            14,950   4.29    14,961   4.18     16,010   3.42    13,327   2.51     11,444   2.19
                                           -------  -----   -------  -----    -------  -----   -------  -----    -------  -----
     Total land acquisition and
       development loans                    20,856   5.98    20,607   5.76     21,406   4.57    17,900   3.37     15,147   2.90
                                           -------  -----   -------  -----    -------  -----   -------  -----    -------  -----

   Total real estate loans                 289,001  82.85   302,322  84.55    406,345  86.75   449,124  84.49    421,703  80.65
                                           -------  -----   -------  -----    -------  -----   -------  -----    -------  -----
Consumer loans:
   Boats                                    12,004   3.44     9,766   2.73      7,814   1.67     5,685   1.07      4,275   0.82
   Home equity and second mortgage          23,252   6.67    20,811   5.82     29,578   6.31    45,194   8.50     52,845  10.11
   Mobile homes                                392   0.11       206   0.06        137   0.03        95   0.02         52   0.01
   Other                                     7,052   2.02     5,211   1.46      6,606   1.41     7,250   1.36     10,537   2.01
                                           -------  -----   -------  -----    -------  -----   -------  -----    -------  -----

   Total consumer loans                     42,700  12.24    35,994  10.07     44,135   9.42    58,224  10.95     67,709  12.95
                                           -------  -----   -------  -----    -------  -----   -------  -----    -------  -----

Commercial business loans                   17,129   4.91    19,259   5.38     17,922   3.83    24,222   4.56     33,485   6.40
                                           -------  -----   -------  -----    -------  -----   -------  -----    -------  -----

   Total loans                             348,830  100.00% 357,575  100.00%  468,402 100.00%  531,570  100.00%  522,897 100.00%
                                           -------  ======  -------  ======   ------- ======   -------  ======   ------- ======
Less:
   Allowance for loan losses                 3,789            3,696             3,806            3,783             4,024
   Undisbursed portion of construction and
     acquisition and development loans      39,397           34,728            42,309           42,067            35,463
   Unearned discounts, premiums, and
     loan fees, net                             66              (43)               68             (767)           (1,373)
                                           -------          -------           -------          -------           -------

                                            43,252           38,381            46,183           45,083            38,114
                                           -------          -------           -------          -------           -------

Total loans, net                          $305,578          $319,194         $422,219         $486,487          $484,783
                                           =======          =======           =======          =======           =======


     Loan Maturities and Interest Rate Sensitivity. The following tables set forth the fixed-rate and adjustable-rate composition and the contractual maturities by general loan categories of the Company's loan portfolio at December 31, 1998. Loans shown in the second table as including a "call" provision are fixed-rate loans that permit the Company to demand payment of the loan on one or more specified dates as set forth in the loan documents. Such loans are included in the category in which they first may be called by the Company. The amounts shown for each period do not take into account loan prepayments. The contractual maturities of the loans indicated in the following tables do not necessarily reflect the actual average life of loans in the Company's loan portfolio because of loan prepayments and other factors.


                                                                      Maturity in:
                                       --------------------------------------------------------------------------
                                                     Over one    Over five    Over ten         Over
                                       One year      to five      to ten      to twenty       twenty
                                       or less        years        years        years          years        Total
                                       --------      --------     --------     --------       ------        -----
                                                                 (Dollars in Thousands)


Permanent 1- to 4-family                $13,247      $ 30,847    $ 34,860     $ 87,405      $ 84,758       $251,117

Permanent 5 or more family                  591         1,796       2,313        3,164            10          7,874

Commercial real estate                    7,328        21,980      22,731       23,676           896         76,611

Construction                             70,954             -           -            -             -         70,954

Land acquisition and development         11,287           943         635        1,449           833         15,147

Consumer                                 36,881        17,274       6,636        4,243         2,675         67,709

Commercial business                      23,581         8,934         707          263             -         33,485
                                         ------        ------      ------       ------        ------        -------

   Total                               $163,869     $ 81,774     $ 67,882     $120,200      $ 89,172       $522,897
                                        =======      =======       ======      =======      ========       ========



                                                                      Maturity after December 31, 1999:
                                       ----------------------------------------------------------------------------

                                                               Floating
                                                                  or
                                           Fixed              Adjustable
                                           Rates                 Rates                 Calls                  Total
                                        --------              ----------               -----                  -----
                                                                   (Dollars in Thousands)

Permanent 1- to 4-family                  $45,851              $178,126               $13,893               $237,870

Permanent 5- or more family                  281                  4,673                 2,329                 7,283

Commercial real estate                    12,543                 29,707                27,033                69,283

Construction                                   -                      -                     -                     -

Land acquisition and development             464                     56                 3,340                 3,860

Consumer                                  21,690                    268                 8,870                30,828

Commercial business                        8,525                  1,171                   208                 9,904
                                         -------                -------                ------               -------

   Total                                 $89,354               $214,001               $55,673              $359,028
                                         =======               ========               =======               =======



     CENIT Bancorp Credit Policy. The Company's credit policy establishes minimum requirements for credit policies and provides for appropriate limitations on overall concentration of credit within the Company. The policy provides guidance in general credit policies, underwriting policies and risk management, credit approval, and administrative and problem asset management policies. The overall goal of the Company's credit policy is to ensure that loan growth is accompanied by acceptable asset quality with uniform and consistently applied approval, administration, and documentation practices and standards.

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

     In 1998, the Company purchased a total of approximately $54.4 million in residential mortgage loans which included $48.7 million of loans which were purchased on a bulk basis from two other financial institutions. The loans acquired on a bulk basis consisted of adjustable-rate residential mortgage loans, of which 97.1% are secured by real estate located primarily outside the Company's primary market area.

     The Company will continue to make bulk purchases of single family residential mortgage loans located outside its market area for investment, as needed, to supplement its origination of mortgage loans. In January 1999, the Company purchased $22.5 million of residential single-family mortgage loans secured by real estate located primarily outside the Company's primary market area.

     The following table sets forth information about originations, purchases, sales, and principal reductions for the Company's loans for the years indicated:

                                                  Year ended December 31,
                                             ----------------------------------
                                               1996         1997         1998
                                             --------     --------     --------
                                                   (Dollars in Thousands)
Loans originated:
   Real estate:
    Permanent:
      Residential 1- to 4-family               $73,949    $ 71,802     $ 98,150
      Residential 5 or more family                   -         840        2,093
                                              --------    --------     --------

         Total                                  73,949      72,642      100,243
                                              --------    --------     --------

    Commercial real estate                       5,622       8,450       25,154
                                              --------    --------     --------
     Construction:
      Residential 1- to 4-family                17,938      14,200       24,630
      Residential 5 or more family               4,094       2,772       12,750
      Nonresidential                             3,487       1,249        6,153
                                              --------    --------     --------

         Total                                  25,519      18,221       43,533
                                              --------    --------     --------
    Land acquisition:
        Consumer lots                            1,176         584        1,048
        Acquisition and development              3,756       6,646        4,559
                                              --------    --------     --------

         Total                                   4,932       7,230        5,607
                                              --------    --------     --------

         Total real estate loans originated    110,022     106,543      174,537
                                              --------    --------     --------
   Consumer:
        Home equity and second mortgage         19,909      32,715       35,512
        Other                                    5,357       6,422        9,316
                                              --------    --------     --------
         Total                                  25,266      39,137       44,828
                                              --------    --------     --------
   Commercial business                          34,978      38,896       46,406
                                              --------    --------     --------
         Total loans originated                170,266     184,576      265,771
Loans purchased                                105,889      83,584       55,323
                                              --------    --------     --------

         Total loans originated and purchased  276,155     268,160      321,094
                                              --------    --------     --------
Principal reductions:
   Repayments and other principal reductions   120,322     158,565      246,555
   Real estate loans sold                       46,085      45,184       82,512
                                              --------    --------     --------

         Total principal reductions            166,407     203,749      329,067
                                              --------    --------     --------
Net increase (decrease) in total loans        $109,748    $ 64,411     $ (7,973)
                                              ========    ========     ========

Net increase (decrease) in loans held for sale $(1,079)   $  1,243     $    700
Net increase (decrease) in gross loans held
   for investment                              110,827      63,168       (8,673)
                                              --------    --------     --------

                                              $109,748    $ 64,411     $ (7,973)
                                              ========    ========     ========

     Residential Mortgage Lending. A major lending activity of the Company is the origination of residential mortgage loans secured by properties located in its primary market area in southeastern Virginia. Originations are supplemented by the bulk purchase of residential mortgage loans outside of the Company's market area. The Company originates mortgage loans through its branch managers and its loan officers. The Company currently offers both fixed-rate and adjustable-rate mortgage loans. At December 31, 1998, $251.1 million were invested in one-to-four family residential mortgage loans. Of these residential mortgage loans, $181.1 million or 72.1% were invested in ARM loans and $70.0 million or 27.9% were invested in fixed-rate mortgage loans.

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

     The Company requires appraisals or evaluations on all property securing residential first mortgage loans. The Company has specific appraisal guidelines for use by appraisers evaluating real property securing residential mortgage loans made by the Company. Appraisals are performed by outside appraisers approved by the Company. The Company's policy is also to obtain a physical survey and a title insurance policy on all residential first mortgage loans. The Company will, however, waive the physical survey requirement if the title insurance company will not take exception to not having a new physical survey. Borrowers must obtain paid hazard insurance policies before closing as well as paid flood insurance policies before closing when the real property that secures the loan is located in a designated flood plain. In addition to the monthly payment of principal and interest, borrowers are generally required to pay on a monthly basis money sufficient to fund a mortgage escrow account from which the Company makes disbursements for items such as real estate taxes and hazard and flood insurance.

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

     The Company' s Loan Committee reviews and approves mortgage loan applications on conforming and nonconforming residential mortgage loans above certain amounts designated by the Company's Board of Directors. Conforming refers to standard guidelines for underwriting and loan-to-value ratios that are approved by the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA") or private investors. Conforming and nonconforming loans less than the amounts designated by the Company's Board of Directors may be approved by a residential underwriter; however, the residential underwriter must have the additional approval of a chief lending officer or the manager of the Mortgage Loan Department on nonconforming loans.

     The Company also originates residential mortgage loans through its private banking groups. These loans are generally nonconforming jumbos (in excess of $240,000) to high income and/or net worth borrowers. These loans also may exceed 80% loan- to-value ratio without requiring private mortgage insurance when lending to high income, creditworthy private banking customers.

     Construction Lending. At December 31, 1998, $71.0 million of the Company's total loans held for investment were construction loans, of which $31.9 million were undisbursed loan proceeds. Of these construction loans, $47.2 million were for one- to four-family residences. The following is a discussion of the Company's construction lending programs.

     The Company has an active construction lending program. The Company makes loans for the construction of one- to four-family residences and, to a lesser extent, multi-family dwellings. The Company also makes construction loans for office and warehouse facilities and other nonresidential projects generally limited to the borrowers that present other business opportunities for the Company.

     The amounts, interest rates and terms for construction loans vary, depending upon market conditions, the size and complexity of the project, and the financial strength of the borrower and the guarantors of the loan. The term for the Company's typical construction loan ranges from 9 to 12 months for the construction of an individual residence and from 18 months to a maximum of three years for larger residential or commercial projects. Revolving construction lines of credit are normally reviewed annually by the Company to determine whether the line of credit should be renewed. The Company does not typically amortize its construction loans, and the borrower pays interest monthly on the outstanding principal balance of the loan. The Company's construction loans generally have a floating or variable rate of interest plus a margin but occasionally have a fixed interest rate. The Company's construction loans are almost always further secured by one or more unconditional personal guarantees. The Company does not generally finance the construction of commercial real estate projects built on a speculative basis. For residential builder loans, the Company limits the number of models and/or speculative units allowed depending on market conditions, the builder's financial strength and track record, and other factors. The maximum loan-to-value ratio established by the Company for one-to-four family residential construction loans is 80% of the property's fair market value, or 85% of the property's fair market value if the property will be the borrower's primary residence. The fair market value of a project is determined on the basis of an appraisal of the project usually conducted by an independent, outside appraiser acceptable to the Company. For larger projects where unit absorption or leasing is a concern, the Company may also obtain a feasibility study or other acceptable information from the borrower or other sources about the likely disposition of the property following the completion of construction. The Company has adopted a detailed, written appraisal policy that appraisers must follow, and it periodically approves appraisers who are qualified to perform appraisals for the Company, and monitors and reviews the appraisals which they submit.

     As in the case of residential mortgage lending, the Company has established written, non-discriminatory loan origination and underwriting policies for construction loans made by the Company. Although some of these policies and procedures are similar to those for residential mortgage lending, the Company's construction loan policies and procedures require more detailed examination of the reputation, financial condition and creditworthiness of the borrower and all guarantors of the loan, the value and condition of the property securing the loan before improvements are made, the nature and quality of the improvements to be made by the borrower, and the value of and market for the property after construction is completed. Construction loan applications are reviewed and approved by the Company's Loan Committee. The Company's loan officer principally responsible for residential construction lending also has the authority to approve individual, residential one-to-four family construction loans where there is a binding commitment for a permanent loan upon completion of construction.

     Construction loans for nonresidential projects and multi-unit residential projects are generally larger and involve a greater degree of risk to the Company than residential mortgage loans. The Company attempts to minimize such risks by making construction loans in accordance with the Company's underwriting standards to established customers in its primary market area and by monitoring the quality, progress, and cost of construction. Out of market projects to strong, creditworthy builders or developers may be considered on an exception basis. These loans must be additionally approved by the Bank's Board of Directors. The maximum loan-to-value established by the Company for non-residential projects and multi-unit residential projects is 75%; however, this maximum can be waived for particularly strong borrowers on an exception basis. Such waivers are reported to the Bank's Board of Directors.

     Commercial Real Estate Lending. At December 31, 1998, the Company had $76.6 million of commercial real estate loans. The following is a discussion of the Company's commercial real estate lending programs.

     The Company's commercial real estate loans are primarily secured by the value of real property and the income arising therefrom. The proceeds of commercial real estate loans are generally used by the borrower to finance or refinance the cost of acquiring and/or improving a commercial property. The properties that typically secure these loans are office and warehouse facilities, hotels, retail facilities, restaurants and other commercial properties. The Company's present policy is generally to restrict the making of commercial real estate loans to borrowers who will occupy or use the financed property in connection with their normal business operations. However, the Company will consider making commercial real estate loans under the following two conditions. First, the Company will consider making commercial real estate loans for other purposes if the borrower is in strong financial condition and presents a substantial business opportunity for the Company. Second, the Company will consider making commercial real estate loans to creditworthy borrowers who have substantially pre-leased the improvements to recognized credit quality tenants. Generally, such loans require full amortization over a fifteen-year term compared to the normal twenty-five year amortization period.

     The Company has established written, non-discriminatory loan origination and underwriting policies for commercial real estate loans. These policies and procedures are similar in philosophy to those for construction loans. As is the case with most construction loans, the Company requires specific information about the financial condition and creditworthiness of the borrower and all guarantors of the loan. The Company also requires the borrower to provide detailed information about the cost of the project, the estimated remaining useful life and replacement costs for the property, the operating history of the project, the revenues, receipts, and operating expenses for the project, current and projected occupancy rates, verification of leases where appropriate, and such other information as is necessary to demonstrate the ability of the project to generate sufficient cash flows to cover both the operating expenses and the repayment of the loan.

     Commercial real estate loans are usually amortized over a period of time ranging from fifteen years to twenty-five years and usually have a term to maturity ranging from five years to fifteen years. These loans normally have provisions for interest rate adjustments generally after the loan is three to five years old. The Company's maximum loan-to-value ratio for a commercial real estate loan is 80%; however, this maximum can be waived for particularly strong borrowers on an exception basis. Such waivers are reported to the Bank's Board of Directors. Most commercial real estate loans are further secured by one or more unconditional personal guarantees. The Company's commercial real estate loans are approved by its Loan Committee.

     In recent years, the Company has structured many of its commercial real estate loans as mini-permanent loans. The amortization period, term, and interest rates for these loans vary based on borrower preferences and the Company's assessment of the loan and the degree of risk involved. If the borrower prefers a fixed rate of interest, the Company usually offers a loan with a fixed rate of interest for a term of three to five years, with required monthly payments of interest only, or principal and interest with an amortization period of up to twenty-five years. The remaining balance of the loan is due and payable in a single balloon payment at the end of the initial term. Additionally, the Company offers a fixed rate of interest for up to fifteen years for loans that fully amortize during the fifteen- year term. If the borrower prefers a variable or floating rate of interest, the Company usually offers a loan with an interest rate indexed to the Company's prime rate or the Company's average cost of funds plus a margin for a term of five years with the remaining balance of the loan due and payable in a single balloon payment at the end of five years. Management of the Company believes that shorter maturities for commercial real estate loans are necessary to give the Company some protection from changes in the borrower's business and income as well as changes in general economic conditions. In the case of fixed-rate commercial real estate loans, shorter maturities also provide the Company with an opportunity to adjust the interest rate on this type of interest-earning asset in accordance with the Company's asset/liability management strategies.

     Loans secured by commercial real estate are generally larger and involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial real estate are usually dependent on successful operation or management of the properties securing such loans, repayment of such loans is subject to changes in both general and local economic conditions and the borrower's business and income. As a result, events beyond the control of the Company, such as a downturn in the local economy, could adversely affect the performance of the Company's commercial real estate loan portfolio. The Company seeks to minimize these risks by lending to established customers and generally restricting its commercial real estate loans to its primary market area. Emphasis is placed on the income producing characteristics and capacity of the collateral.

     Consumer Lot Lending. Consumer lot loans are loans made to individuals for personal use for the purpose of acquiring an unimproved building site for the construction of a residence to be occupied by the borrower. At December 31, 1998, the Company had $3.7 million of consumer lot loans. Consumer lot loans are made only to individual borrowers, and each borrower generally must certify to the Company his intention to build and occupy a single-family residence on his lot generally within three or five years of the date of origination of the loan. These loans typically have a maximum term of either three or five years with a balloon payment of the entire balance of the loan being due in full at the end of the initial term. The interest rate for these loans is usually a fixed rate that is slightly higher than prevailing fixed rates for one- to four-family residential mortgage loans. The maximum loan-to-value ratio for a consumer lot loan is 80% of the fair market value of the lot determined in accordance with the Company's appraisal or evaluation policies. The maximum loan-to-value ratio can be waived for particularly strong borrowers on an exception basis with such waivers reported to the Bank's Board of Directors. Consumer lot loans up to $300,000 may be approved by designated residential underwriters and other designated officers. The Company's consumer lot loans in excess of $300,000 must be approved by the Company's Loan Committee. Management does not view consumer lot loans as bearing as much risk as land acquisition and development loans because such loans are not made for the construction of residences for immediate resale, are not made to developers and builders, and are not concentrated in any one subdivision or community.

     Land Acquisition and Development Lending. Land acquisition and development loans are loans made to builders and developers for the purpose of acquiring unimproved land to be developed for residential building sites, residential housing subdivisions, multi-family dwellings, and a variety of commercial uses. At December 31, 1998, the Company had $11.4 million of land acquisition and development loans, of which $3.6 million were undisbursed loan proceeds. The Company's present policy is to make land loans to borrowers for the purpose of acquiring developed lots for single-family, townhouse or condominium construction or to facilitate the sale of real estate owned ("REO"). The Company will also make land acquisition and development loans to residential builders and to experienced developers in strong financial condition in order to provide additional construction and mortgage lending opportunities for the Company.

     Land acquisition and development loans are underwritten and processed by the Company in much the same manner as commercial construction loans and commercial real estate loans. The Company uses a lower loan-to-value ratio for these types of loans, which is a maximum of 65% for unimproved land, and 75% for developed lots for single-family or townhouse construction, respectively, of the discounted appraised value of the property as determined in accordance with the Company's appraisal policies. The maximum loan-to-value ratio can be waived for particularly strong borrowers on an exception basis with such waivers reported to the Bank's Board of Directors. The term of land acquisition and development loans ranges from a maximum of two years for loans relating to the acquisition of unimproved land to a maximum of five years for other types of projects. All land acquisition and development loans are generally further secured by one or more unconditional personal guarantees, and all land acquisition and development loans are approved by the Company's Loan Committee. Because these loans are usually in a larger amount and involve more risk than consumer lot loans, the Company carefully evaluates the borrower's assumptions and projections about market conditions and absorption rates in the community in which the property is located and the borrower's ability to carry the loan if the borrower's assumptions prove inaccurate.

     Consumer Lending. The Company offers a variety of consumer loans, including home equity and second mortgage loans, and other consumer loans, which include automobile, personal (secured and unsecured), credit card, and loans secured by savings accounts or certificates of deposit. At December 31, 1998, the balance of all consumer loans was $67.7 million. The Company offers consumer loans to its customers as part of its consumer and small business banking strategy and because the shorter terms and generally higher interest rates on such loans help the Company maintain a profitable spread between its average loan yield and its cost of funds. The Company's underwriting standards for consumer loans (other than loans secured by savings accounts or certificates of deposit) include detailed, written loan applications, a determination of the applicant's payment history on other debts, and an assessment of the borrower's ability to meet existing obligations and payments on the proposed loan. Consumer loans in excess of $200,000 must be approved by the Company's Loan Committee, and consumer loans in excess of $400,000 require prior approval by a committee of the Bank's Board of Directors.

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

     Boat Loans. At December 31, 1998, the Company had a portfolio of boat loans totaling $4.3 million. The Company's portfolio of boat loans consists of loans made by the Company predominantly in its local market area. These loans were made with fixed or adjustable interest rates and with terms ranging from five to fifteen years. For the last several years, the Company has made boat loans primarily to its existing customers and has not marketed or promoted its boat loan programs at the same level as it once did. As a result, the outstanding balance of boat loans has gradually decreased over time.

     Home Equity and Second Mortgage Lending. The Company offers its customers home equity lines of credit and second mortgage loans that enable customers to borrow funds secured by the equity in their homes. Currently, home equity lines of credit are offered with adjustable rates of interest that are generally priced at the prime lending rate plus .5%, with the rate for the first 12 months set at 6.74%. Second mortgage loans are offered with fixed and adjustable rates. Call option provisions are included in the loan documents for some longer-term, fixed-rate second mortgage loans, and these provisions allow the Company to make interest rate adjustments for such loans. The balance of the home equity line of credit or second mortgage loan, when combined with the balance of the first mortgage loan, generally may not exceed 80% (90% if the borrower purchases private mortgage insurance) of the appraised value of the property at the time the loan commitment is made. Second mortgage loans are granted for a fixed period of time, usually between five and twenty years, and home equity lines of credit are made on an open-end, revolving basis under which the borrower is obligated to pay each month a variable amount equal to accrued interest on the outstanding principal plus three fourths of one percent of the outstanding principal. Underwriting procedures similar to those used for first mortgage loans are followed for all home equity loans and second mortgage loans. At December 31, 1998, the Company's outstanding home equity and second mortgage loans totaled $52.8 million.

     Commercial Business Lending. Commercial business loan products include revolving lines of credit to provide working capital, term loans to finance the purchase of vehicles and equipment, letters of credit to guarantee payment and performance, and other commercial loans. In general, all of these credit facilities carry the unconditional guaranty of owners/stockholders. As of December 31, 1998, the Company had a total of $33.5 million of commercial business loans.

     Revolving, operating lines of credit are typically secured by all current assets of the borrower, provide for the acceleration of repayment upon any event of default, are monitored monthly or quarterly to ensure compliance with loan covenants, and are re- underwritten/renewed annually. Interest rates generally will float at a spread tied to the Company's prime lending rate. Term loans are generally advanced for the purchase of, and are secured by, vehicles and equipment and are normally fully amortized over a two- to five-year term, on either a fixed or floating rate basis. Loan covenants and cross default triggers to other bank indebtedness are often established. General business assets of the borrower may also secure these loans.

     The Company's commercial business loan program is administered pursuant to written, non-discriminatory loan origination and underwriting policies adopted by the Company's Board of Directors. Commercial business loan applications for loans are generally approved by the Company's Loan Committee or its Board of Directors.

Asset Quality

     Each month management of the Company prepares detailed written asset quality reports for the Company's Board of Directors. These reports contain information about loan production, loan maturities, delinquent loans, nonperforming loans, and REO and other repossessed assets. These reports also provide information about the steps management is taking or intends to take with respect to the collection of delinquent and nonperforming loans and the disposition of REO and other repossessed assets. Management constantly monitors and reviews all delinquent and nonperforming loans and all REO and other repossessed assets in order to develop appropriate plans to collect delinquent loans or to dispose of foreclosed or repossessed properties as promptly as possible.

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

     Delinquent Loans. The following table sets forth certain information at the dates indicated relating to delinquent loans and the percentage of such loans to total gross loans held for investment. The information presented below excludes matured loans for which the borrowers are still making required monthly payments of interest or principal and interest. At December 31, 1998, there were no such amounts. At December 31, 1997 and December 31, 1996, such amounts totaled $6,000 for 90 days and over, and $185,000 for loans 30-59 days delinquent, respectively.


                                                                          At December 31,
                                  ----------------------------------------------------------------------------------------------
                                           1996                               1997                               1998
                                  ----------------------             -----------------------             -----------------------
                                                                      (Dollars in Thousands)

                                   Amount        Percent               Amount        Percent              Amount         Percent
                                   ------         -----                ------         -----               ------          -----

30-59 days                         $1,004         0.21%                $  729         0.14%               $  985          0.19%

60-89 days                            727         0.16                    859         0.16                   490          0.09

90 days and over                    2,822         0.60                  1,097         0.21                 1,076          0.21
                                   ------         -----                ------         -----               ------          ----


   Total                           $4,553         0.97%                $2,685         0.51%               $2,551          0.49%
                                   ======         =====                ======         =====               ======          =====

     Nonperforming Assets. The Company's nonperforming assets include nonperforming loans, REO, other repossessed assets, and claims receivable property. The Company does not generally accrue interest on loans that are 90 days or more past due and does not include in its interest income interest on such loans that accrued during the first 90 days after the loan became delinquent (with the exception of certain VA-guaranteed or FHA-insured one- to four-family permanent mortgage loans, certain credit card loans, and matured loans for which the borrowers are still making required monthly payments of interest, or principal and interest, and with respect to which the Company is negotiating extensions or refinancings with the borrowers).

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

     The following table sets forth information about the Company's nonperforming loans, REO, other repossessed assets, and troubled debt restructurings at the dates indicated. Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114 (FAS 114), "Accounting by Creditors for Impairment of a Loan." The effect of this adoption was to reclassify as loans $3.4 million of insubstance foreclosure loans which were previously classified as real estate owned (REO).

                                                                                       At December 31,
                                                          ----------------------------------------------------------------------
                                                            1994           1995            1996            1997           1998
                                                          --------       --------        --------        --------       --------
                                                                                   (Dollars in Thousands)
Nonperforming loans:
    Real estate loans:
     Permanent residential 1- to 4-family:
        Nonaccrual                                        $    437       $    420        $  1,172        $    528       $    359
        Accruing loans 90 days or more past due                490             77             246              53            511
                                                          --------       --------        --------        --------       --------

          Total                                                927            497           1,418             581            870
                                                          --------       --------        --------        --------       --------
     Permanent residential 5 or more family:
        Nonaccrual                                              90              -               -               -              -
        Accruing loans 90 days or more past due                 46              -               -               -              -
                                                          --------       --------        --------        --------       --------

          Total                                                136              -               -               -              -
                                                          --------       --------        --------        --------       --------
     Commercial real estate:
        Nonaccrual                                             139              -             457               -              -
                                                          --------       --------        --------        --------       --------

          Total                                                139              -             457               -              -
                                                          --------       --------        --------        --------       --------
     Construction:
        Nonaccrual                                              53              -               -               -              -
        Accruing loans 90 days or more past due                  -              -             170               -              -
                                                          --------       --------        --------        --------       --------

          Total                                                 53              -             170               -              -
                                                          --------       --------        --------        --------       --------
     Land acquisition and development:
        Nonaccrual                                             527            200             200             200              -
                                                          --------       --------        --------        --------       --------

          Total                                                527            200             200             200              -
                                                          --------       --------        --------        --------       --------
   Consumer loans:
     Boats                                                       -              -               -              10             37
     Home equity and second mortgage                            18            107               -               -             57
     Credit cards (accruing loans 90 days or
        more past due)                                          23             13               9               5              2
     Other                                                     310            137             100              62             46
                                                          --------       --------        --------        --------       --------
          Total                                                351            257             109              77            142
                                                          --------       --------        --------        --------       --------
   Commercial business loans:
        Nonaccrual                                              65             70             483             240             64
        Accruing loans 90 days or more past due                 16              4               -               5              -
                                                          --------       --------        --------        --------       --------
          Total                                                 81             74             483             245             64
                                                          --------       --------        --------        --------       --------
Total nonperforming loans:
   Nonaccrual                                                1,639            934           2,412           1,040            563
   Accruing loans 90 days or more past due                     575             94             425              63            513
                                                          --------       --------        --------        --------       --------
          Total                                              2,214          1,028           2,837           1,103          1,076
Real estate owned, net                                       5,718          1,828           2,769           1,098            377
Other repossessed assets, net                                  233              1              55             228             21
                                                          --------       --------        --------        --------       --------
   Total nonperforming assets, net                           8,165          2,857           5,661           2,429          1,474
   Total troubled debt restructurings                            -              -               -               -              -
                                                          --------       --------        --------        --------       --------
Total nonperforming assets, net, and
   troubled debt restructurings                           $  8,165       $  2,857        $  5,661        $  2,429       $  1,474
                                                          ========       ========        ========        ========       ========
Total nonperforming assets, net, and troubled
   debt restructurings, to total assets                       1.42%           .45%            .80%            .34%           .23%
                                                          ========       ========        ========        ========       ========

     Nonperforming Loans. At December 31, 1998, the Company's nonaccrual loans totaled $563,000. This was comprised of $416,000 of single-family and home equity loans, $15,000 of purchased mobile home loans, $64,000 of commercial business loans, and $68,000 of other consumer loans. Total nonperforming loans were $1.1 million at December 31, 1998. Interest income on nonaccrual loans at December 31, 1998 would have approximated $61,000 for the year ended December 31, 1998, if such loans had been current and performing under their stated, contractual terms throughout the year. Interest income actually recognized on nonaccrual loans at December 31, 1998 approximated $36,000.

     Classified Assets. In accordance with applicable regulations and guidelines, the Company has adopted a detailed, written policy (the "Classification Policy") concerning the internal review and classification of assets. Pursuant to this policy, an asset is considered "substandard" if it (i) is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged and (ii) is characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

     The Company's Internal Review Committee meets each quarter to identify any assets that have undergone a change in circumstances. The Company's objective is to identify problem assets early in order to minimize losses. Assets that are classified by the Company are reviewed at least quarterly to determine whether corrective action has had the effect of improving the quality of the classified asset. At December 31, 1998, the Company had $1.9 million of assets classified as substandard, including $754,000 of REO, other repossessed assets, and claims receivable property, $17,000 of assets classified as doubtful, and $28,000 of assets classified as loss. All assets classified as loss have been fully reserved. These amounts compare with $4.3 million, $97,000 and $90,000 of assets classified as substandard, doubtful, and loss, respectively, at December 31, 1997.

     Real Estate Owned, Other Repossessed Assets and Claims Receivable Property. The Company's REO includes real estate acquired by foreclosure or deed in lieu of foreclosure. The Company's REO decreased from $1.1 million at December 31, 1997 to $377,000 at December 31, 1998. REO at December 31, 1998 is comprised of three residential single-family properties and land of $105,000.

     Repossessed assets at December 31, 1998 totaled $21,000. Repossessed assets at December 31, 1997 totaled $228,000 and was comprised primarily of a boat which was sold in 1998.

     Claims receivable property at December 31, 1998 is $356,000. This represents a purchased loan on a single-family property in Stone Mountain, GA. The Company is pursuing legal remedies against the originator of the loan for misrepresentation of the loan. Management of the Company believes it will recover all principal and costs associated with the loan.

     Loans. Loans classified as substandard at December 31, 1998 were comprised of $566,000 (eleven loans) of permanent one-to-four family real estate loans, $404,000 (2 loans) of commercial real estate loans, a $31,000 commercial business loan, and $154,000 (thirteen loans) of consumer loans.

     Allowance for Loan Losses. In establishing the allowance for loan losses, the Company's current evaluation procedures segregate certain outstanding loans into pools based on similar risk and loss characteristics. These pools of loans are established with regard to the homogeneity of certain types of loans and other factors such as the nature of the collateral and other specific risk factors. Under the pool approach, management considers various risk factors and attempts to estimate an allowance sufficient to provide for future losses in the class being evaluated taken as whole. This allowance includes specific allowances for assets criticized under the Company's Classification Policy, as well as a general allowance for noncriticized assets in the pool based on certain general risk factors, historical trends in the portfolio, and other factors deemed relevant by the Company's Internal Review Committee. This allowance also includes a specific allowance for those assets criticized as loss under the Classification Policy. The specific allowances are established based on a review of individual loans and the estimated fair value of the collateral for those loans.

     In addition to reviewing loans by pools based on similar risk and loss characteristics, all nonaccrual construction loans, commercial real estate loans, acquisition and development loans, and commercial loans are analyzed monthly on a loan-by-loan basis. In addition, all performing classified assets of these loan types are analyzed at least quarterly. The loan-by-loan method is utilized by the Company for these types of loans because such loans are generally originated in greater principal amounts and the types of borrowers and purpose of the loans are generally dissimilar. Management reviews the status of these loans and any charge-offs included in these categories in the quarterly meeting of the Internal Review Committee to establish general allowances and to determine whether its existing allowances are adequate. Management also reviews and evaluates local business and economic trends in its market area as part of its analysis of the adequacy of its allowance for loan losses for these types of loans. When necessary, specific allowances for loan losses relating to these loans are established based on the fair values of the specific collateral.

     At December 31, 1998, the Company had total valuation allowances of $4.0 million, including $28,000 of specific allowances. In evaluating the adequacy of its allowance for loan losses, management takes into account the types of loans the Company is presently making, the risks inherent in those types of loans, specific delinquency and historical loss trends of which management is aware, and future interest rate, economic, and other conditions that may adversely affect the performance of the Company's loans.

     The Company's provision for loan losses was $510,000 in 1998 compared to $600,000 in 1997. Net chargeoffs decreased from $623,000 in 1997 to $269,000 in 1998.

     At December 31, 1998, the Company's total allowance for loan losses was $4.0 million and nonperforming loans totaled $1.1 million, resulting in a coverage ratio of 374.0%. At December 31, 1997, the Company's total allowance for loan losses was $3.8 million and nonperforming loans totaled $1.1 million, resulting in a coverage ratio of 343.0%.

     The Company's total allowance for loan losses at December 31, 1998 included $1.6 million not specifically allocated to a particular loan type, compared to $1.5 million not allocated to a particular loan type at December 31, 1997.

     The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated.



                                                                              Year ended December 31,
                                                   -------------------------------------------------------------------------
                                                      1994            1995             1996            1997            1998
                                                   --------          -------         -------         --------       --------
                                                                              (Dollars in Thousands)

Balance at beginning of year                        $ 4,039          $ 3,789         $ 3,696         $  3,806        $ 3,783
                                                   --------          -------         -------         --------       --------

Charge-offs:
     Real estate:
        Residential                                     201              474             312              359            173
        Commercial                                        -                -              75              181              -
     Mobile home                                        198               91              50               22             26
     Other consumer                                     573              371             199              180            143
     Commercial                                          52               59             102               94             40
                                                   --------          -------         -------         --------       --------

         Total charge-offs                            1,024              995             738              836            382

Recoveries                                              127              205             471              213            113
                                                   --------          -------         -------         --------       --------

     Total charge-offs, net                             897              790             267              623            269

Allowance for loans acquired in business
   combination                                          157                -               -                -              -

Provision for loan losses                               490              697             377              600            510
                                                   --------          -------         -------         --------       --------

Balance at end of year                              $ 3,789          $ 3,696         $ 3,806        $   3,783       $  4,024
                                                   ========          =======         =======         ========       ========

Ratio of net charge-offs during the year to
     average loans receivable during the year          0.30%            0.24%           0.08%            0.13%          0.05%

Ratio of allowance for loan losses to total
     outstanding loans (gross) at end of year          1.09%            1.03%           0.81%            0.71%          0.77%

Allowance for loan losses as a percentage
     of nonperforming loans                          171.14%          359.53%         134.16%          342.97%        373.98%


     The following table sets forth the allocation of the allowance for loan losses at the dates indicated by category of loans and as a percentage of the Company's total loans. The entire allowance for loan losses is available to absorb losses from any type of loan.


                                                                                 At December 31,
                                         ---------------------------------------------------------------------------------------
                                              1994             1995              1996              1997               1998
                                         ----------------  ---------------  ----------------  ---------------   ----------------
                                                  Percent          Percent           Percent           Percent           Percent
                                                  of loans         of loans          of loans          of loans          of loans
                                                  in each          in each           in each           in each           in each
                                                  category         category          category          category          category
                                                  to total         to total          to total          to total          to total
                                         Amount    loans   Amount   loans   Amount    loans    Amount    loans    Amount   loans
                                         ------    ------- ------- -------- ------  ---------  ------- --------   ------ --------
                                                                                 (Dollars in Thousands)

Real estate loans:
   Permanent:
     Residential 1- to 4-family            $ 514    42.57%   $ 451   42.91%   $ 512    56.25%   $ 484   58.04%   $ 350    48.02%
     Residential 5 or more family             79     3.16       36    2.61       21     1.52       25    1.20        6     1.51

   Commercial real estate                    764    15.03      869   17.63      799    12.45      698   10.89      824    14.65

   Construction loans:
     Residential 1- to 4-family              329    15.45      337   14.44      251     9.35      243    8.32      472     9.03
     Residential 5 or more family             22     0.64       42    1.18       89     1.89      128    2.40      196     3.75
     Nonresidential                            1     0.02        1    0.02       34      .72       14     .27       41      .79

   Land acquisition:
     Individual lots                          15     1.69       18    1.58       23     1.15       20     .86       37      .71
     Acquisition and development             178     4.29      137    4.18      127     3.42      133    2.51      114     2.19

Consumer loans:
   Mobile homes                              293     0.11      116    0.06       43      .03       40     .02        1      .01
   Other consumer                            265    12.13      195   10.01      283     9.39      161   10.93      122    12.94

Commercial business loans                    327     4.91      350    5.38      316     3.83      342    4.56      237     6.40
Unallocated                                1,002        -    1,144       -    1,308        -    1,495       -    1,624        -
                                          ------  ------    ------  ------   ------  -------   ------  ------   ------  -------

                                          $3,789  100.00%   $3,696  100.00%  $3,806  100.00%   $3,783  100.00%  $4,024  100.00%
                                          ======  ======    ======  ======   ======  =======   ======  ======   ======  =======


Mortgage-Backed Certificates

     The Company invests in mortgage-backed certificates that are insured or guaranteed by FNMA, FHLMC, or the Government National Mortgage Association ("GNMA"). On December 31, 1998, mortgage-backed certificates available for sale totaled $17.0 million. The weighted average yield on the total mortgage-backed certificate portfolio at December 31, 1998 was 7.67%.

     The following table sets forth the composition of the Company's portfolio of mortgage-backed certificates at the dates indicated.

                                                                        At December 31,
                              ------------------------------------------------------------------------------------------------------
                                    1994                1995                  1996                 1997                  1998
                              ------------------   ----------------      ----------------     -----------------     ----------------
                              Amount     Percent   Amount   Percent      Amount   Percent     Amount    Percent     Amount   Percent
                              ------     -------   ------   -------      ------   -------     ------    -------     ------   -------
                                                                    (Dollars in Thousands)

Mortgage-backed certificates
  available for sale:
    FHLMC:
      Fixed rate             $    342     0.19% $  24,963(2) 12.29%  $   20,033 (3) 11.27%   $  3,825(4)   4.16%   $  1,329    7.81%
      Adjustable rate               -        -    154,891    76.23      144,020     81.04      78,435     85.41      10,330   60.70

    FNMA:
      Fixed rate                    -        -        965     0.48          830      0.47         727       .79         569    3.34
      Adjustable rate               -        -     17,909     8.81        9,283      5.22       6,067      6.61       2,776   16.31

    GNMA:
      Fixed rate                    -        -      4,448     2.19        3,540      2.00       2,787      3.03       2,015   11.84
      Adjustable rate               -        -          -        -            -         -           -         -           -       -
                              -------     ----    -------   ------      -------    ------      ------    ------      ------  ------
  Total available for sale        342     0.19    203,176   100.00      177,706    100.00      91,841    100.00      17,019  100.00
                              -------     ----    -------   ------      -------    ------      ------    ------      ------  ------

Mortgage-backed certificates
  held to maturity:
    FHLMC:
      Fixed rate               94,448(1) 53.74          -        -           -          -           -         -           -       -
      Adjustable rate          57,305    32.60          -        -           -          -           -         -           -       -

    FNMA:
      Fixed rate                1,048     0.60          -        -           -          -           -         -           -       -
      Adjustable rate          17,686    10.06          -        -           -          -           -         -           -       -

    GNMA:
      Fixed rate                4,934     2.81          -        -           -          -           -         -           -       -
      Adjustable rate               -        -          -        -           -          -           -         -           -       -
                              -------     ----    -------   ------      -------    ------      ------    ------      ------  ------
  Total held to maturity      175,421    99.81          -        -           -          -           -         -           -       -
                              -------     ----    -------   ------      -------    ------      ------    ------      ------  ------
Total mortgage-backed
  certificates               $175,763   100.00% $ 203,176   100.00%  $ 177,706     100.00%   $ 91,841    100.00%   $ 17,019  100.00%
                             ========   ======  =========   ======   =========     ======    ========    ======    ========  ======
_______________

(1) Includes $77.6 million and $13.9 million with five- and seven-year balloon provisions, respectively.
(2) Includes $10.5 million and $11.9 million with five- and seven-year balloon provisions, respectively.
(3) Includes $7.7 million and $10.3 million with five- and seven-year balloon provisions, respectively.
(4) Includes $2.1 million and $6,000 with five- and seven-year balloon provisions, respectively.

     Mortgage-backed certificates present limited credit risk to the Company because of the insurance or guarantees that stand behind them. However, the value of the Company's mortgage-backed certificates fluctuates in response to changing economic and interest rate conditions and the rate of prepayment of the underlying mortgages. It has been the Company's experience that most mortgage-backed certificates prepay substantially in advance of their scheduled amortizations. Mortgage-backed certificates can also be used as collateral for borrowings. Mortgage-backed certificates constitute a "qualified thrift investment" for purposes of the qualified thrift lender test and carry a relatively low risk-weight for purposes of determining compliance with the risk-based capital standard established by the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"). See "Regulation and
Supervision--Regulation of the Bank--Regulatory Capital Requirements" and "--Qualified Thrift Lender Test."

     The following table sets forth information about purchases, sales, principal repayments, and changes in unrealized gains on securities available for sale with respect to the Company's mortgage-backed certificates for the periods indicated.

                                                                                  Year ended December 31,
                                                             --------------------------------------------------------------
                                                                1996                        1997                       1998
                                                                ----                        ----                       ----
                                                                                (Dollars in Thousands)
Mortgage-backed certificates purchased                       $  48,772                 $        -                 $   27,656
Mortgage-backed certificates sold                               (6,739)                   (35,362)                   (66,588)
Principal repayments and (amortization)/
    accretion of (premiums)/discounts                          (67,416)                   (50,104)                   (35,102)
Change in unrealized gains (losses) on available
    for sale securities                                            (87)                      (399)                      (788)
                                                             ---------                 ----------                 ----------
Net decrease in mortgage-backed certificates                 $ (25,470)                $  (85,865)                $  (74,822)
                                                             =========                 ==========                 ==========

     The following table sets forth certain yield, maturity and market value information concerning the Company's mortgage-backed certificates at December 31, 1998:

                                        Principal maturing in (1):
                             ------------------------------------------------------
                                                                                                                      Estimated
                                                                                                         Market        Average
                                                            Over five                     Total        Value at        Life
                               One year     Over one to      to ten         Over         Carrying     December 31,       to
                               or less     five years        years       ten years       Amount          1998        Maturity
                              ---------     ---------       ---------     ---------    ----------       ----------   ----------
                                                     (Dollars in Thousands)                                            (years)

Held to maturity:             $       -     $       -       $       -     $       -     $       -       $        -            -

Available for sale:
     FHLMC:
       Fixed rate                   364           768             197             -         1,329            1,329          2.7
       Adjustable rate            5,362         4,875              93             -        10,330           10,330          1.4

     FNMA:
       Fixed rate                   138           362              69             -           569              569          2.6
       Adjustable rate            1,499         1,273               4             -         2,776            2,776          1.3

     GNMA:
       Fixed rate                   591         1,416               8             -         2,015            2,015          2.2
       Adjustable rate                -             -               -             -             -                -            -
                              ---------     ---------       ---------     ---------    ----------       ----------
Total available for sale          7,954         8,694             371             -        17,019           17,019          1.6
                              ---------     ---------       ---------     ---------    ----------       ----------
Total                         $   7,954     $   8,694       $     371     $       -    $   17,019       $   17,019          1.6
                              =========     =========       =========     =========    ==========       ==========
Weighted average yield             7.58%         7.73%           8.57%            -%         7.67%
_______________

(1)   Reflects estimated average life to maturity based on recent prepayment experience of the Company (approximately 14% to
      52%).  It has been the Company's experience that most mortgage-backed certificates prepay substantially in advance of their scheduled amortizations.

Investment Activities
     The Company is authorized to invest in various types of liquid assets, including United States Treasury obligations, securities issued by various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements, federal funds, and FHLB stock. Subject to certain restrictions, the Company may also invest its assets in commercial paper, corporate debt securities, and mutual funds. The Company's investment policies do not permit investment in noninvestment grade bonds.

     The Company's investment policies were adopted by its Board of Directors, are approved annually, and authorize the Company to invest in obligations issued or guaranteed by the United States Government, and the agencies and instrumentalities thereof, provided that the maturity of such obligations is less than five years. At December 31, 1998, the Company's investment portfolio totaled $95.5 million.

     The Bank's investment activities are structured in part to enable the Bank to meet the liquidity requirements mandated under OTS regulations. See "Regulation and Supervision--Regulation of the Bank--Liquidity." In addition, the amount of the Company's investments at any time will depend in part upon the Company's loan originations at that time and the availability of attractive long- term investments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Rate Risk Management."

     The following table sets forth certain information concerning the Company's investment portfolio at the dates and for the years indicated.

                                                                     At or for the year ended December 31,
                                                  ---------------------------------------------------------------------
                                                          1996                    1997                      1998
                                                  -------------------     --------------------      -------------------
                                                                          (Dollars in Thousands)
                                                  Carrying    Average     Carrying     Average      Carrying    Average
                                                    Value      Yield  (1)   Value       Yield  (1)    Value      Yield(1)
                                                  -------------------     --------------------      -------------------
Investment securities available for sale:
   U.S. Treasury securities                       $ 40,296     6.45%      $ 39,343        6.25%    $ 26,396       6.07
   Other U.S. Government agency securities           6,009     6.36          6,004        6.28       21,471       5.71
   Other debt security                                                                                  250       9.26

Federal funds sold                                   6,003     5.32         37,118        5.55       42,289       5.30

Federal Home Loan Bank and Federal
   Reserve Bank  stock                               7,861     7.20          8,711        7.21        5,066  (2)  7.39
                                                  --------                --------                 --------
   Total investments                              $ 60,169     6.42       $ 91,176        6.30     $ 95,472       6.00
                                                  ========                ========                 ========
  __________

  (1)  Yields are calculated during the years indicated.
  (2)  Due to the merger of the Company's subsidiary banks in 1998, investment in Federal Reserve Bank Stock is no longer required and stock was redeemed in 1998.

     The following table presents certain yield, maturity, and market value data for the U.S. Treasury securities and other U.S. Government agency securities in the Company's investment portfolio at December 31, 1998. Investment securities with "call" provisions that permit the issuer to demand payment on one or more specified dates are included in the category in which they may first be called by the issuer.

                                                       Over One     Over Five      After        Total
                                          One Year      to Five      to Ten         Ten        Carrying   Market
                                           or Less       Years        Years        Years        Value      Value
                                         ---------    ---------     -------      -------      --------    --------
                                                                  (Dollars in Thousands)
Investment securities available for sale:
   U.S. Treasury securities              $  12,079    $  14,317     $      -     $      -     $ 26,396    $ 26,396
                                         =========    =========     ========      =======      =======    ========
   Weighted average yield                     5.99%        6.15%           -%           -%        6.07%

   Other U.S. Government agency
     securities                          $   6,365    $  15,106     $      -     $      -     $ 21,471    $ 21,471
                                         =========    =========     ========      =======      =======    ========
   Weighted average yield                     6.21%        5.47%           -%           -%        5.69%

   Other debt security                   $       -    $       -     $    250     $      -     $    250    $    250
                                         =========    =========     ========      =======      =======    ========
   Weighted average yield                        -%           -%        9.26%           -%        9.26%


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

     The following table sets forth the distribution and the weighted average interest rates of the Company's deposit accounts at the dates indicated.

                                                                      At December 31,
                         -----------------------------------------------------------------------------------------------------------
                                        1996                                1997                                 1998
                         ---------------------------------    ---------------------------------    ---------------------------------
                                                  Weighted                             Weighted                             Weighted
                                      Percent of   Average                Percent of    Average                 Percent of   Average
                                         Total     Nominal                   Total      Nominal                    Total     Nominal
                            Amount     Deposits     Rate         Amount    Deposits      Rate         Amount     Deposits     Rate
                            ------     --------     ----         ------    --------      ----         ------     --------     ----
                                                                     (Dollars in Thousands)
Commercial checking       $ 40,130       8.04%         -%      $ 47,499       9.36%          -%     $ 69,801      14.05%         -%
Savings                     48,042       9.62       3.38         44,118       8.69        3.34        36,588       7.37       2.46
Personal checking           36,290       7.29       2.24         40,129       7.90        2.05        50,673      10.20       1.18
Money market deposits       44,815       8.98       3.25         47,726       9.40        3.25        73,896      14.87       3.36
                          --------     ------                  --------     ------                  --------     ------
     Subtotal              169,277      33.93       2.30        179,472      35.35        2.14       230,958      46.49       1.72

Certificate accounts       329,688      66.07       5.37        328,198      64.65        5.41       265,814      53.51       5.21
                          --------     ------                  --------     ------                  --------     ------
Total deposits            $498,965     100.00%      4.33       $507,670     100.00%       4.26      $496,772     100.00%      3.59%
                          ========     ======                  ========     ======                  ========     ======

     The following table sets forth the activity in the Company's deposits during the periods indicated.


                                                                                         Year Ended December 31,
                                                                           ----------------------------------------------
                                                                              1996               1997               1998
                                                                           --------            --------          --------
                                                                                          (Dollars in Thousands)


Beginning balance                                                          $450,530            $498,965          $507,670
                                                                           --------            --------          --------
Deposits acquired                                                            68,101                   -                 -

Net  decrease before interest credited                                      (35,692)             (9,071)          (27,883)
Interest credited (1)                                                        16,026              17,776            16,985
                                                                           --------            --------          --------
Net increase (decrease) in savings deposits                                  48,435               8,705           (10,898)
                                                                           --------            --------          --------
Ending balance                                                             $498,965            $507,670          $496,772
                                                                           ========            ========          ========
_________________

(1)  Does not include interest on deposit accounts paid directly to depositors and not credited to their deposit accounts.

     The following table sets forth, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 1998.

                                              At December 31,                   At December 31, 1998,  Maturing in
                                   ------------------------------      ---------------------------------------------------
                                                                                                                  Greater
                                                                        One year                                than three
                                       1996       1997       1998        or less    Two years     Three years      years
                                       ----       ----       ----       --------    ---------     -----------   -----------
                                                                        (Dollars in Thousands)

Certificate accounts:

   3.99% or less                   $    451   $    519    $    345     $    311      $   12        $   22        $     -

   4.00% to 4.99%                   100,302     70,286     121,862      114,228       5,356         1,261          1,017

   5.00% to 5.99%                   179,399    218,016     113,417       93,632       6,172         6,280          7,333

   6.00% to 6.99%                    37,244     27,210      18,818        5,047      10,735         1,797          1,239

   7.00% to 7.99%                    10,280     10,369       9,958        2,543       7,071           344              -

   8.00% to 8.99%                       775        668         294           58         236             -              -

   9.00% to 9.99%                     1,237      1,130       1,120        1,120           -             -              -
                                   --------   --------    --------     --------      -------       -------        -------

     Total certificates            $329,688   $328,198    $265,814     $216,939      $29,582       $9,704        $ 9,589
                                   ========   ========    ========     ========      =======       ======        =======


     At December 31, 1998, the Company had outstanding $24.9 million in certificate accounts in amounts greater than $100,000 maturing as follows (which amount includes $1.2 million of jumbo certificates of deposit with negotiable rates of interest):

                                                          Amount
                                                   ---------------------
                                                   (Dollars in Thousands)

Three months or less                                    $   7,130
Over three months to six months                             4,914
Over six months to twelve months                            9,043
Over twelve months                                          3,853
                                                        ---------
   Total                                                $  24,940
                                                        =========

     Borrowings. Deposits are the Company's primary source of funds. The Company also uses borrowings as an additional source of funds. The Company obtains advances from the FHLB-Atlanta which can be collateralized by certain of its mortgage loans or mortgage-backed certificates. See "Regulation and Supervision--Regulation of the Bank--Federal Home Loan Bank System." Such advances are made pursuant to several credit programs that have specific interest rates and ranges of maturities. The maximum amount that the FHLB-Atlanta will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the Federal Home Financing Board and the FHLB-Atlanta and the current financial and operating condition of the Bank.

     The Company's current maximum credit availability from the FHLB-Atlanta is $192.0 million. At December 31, 1998, the Company had $75.0 million of outstanding advances from the FHLB-Atlanta.

     The following table sets forth certain information regarding FHLB advances at the dates indicated:


                                                                          At or for the year ended December 31,
                                                          ---------------------------------------------------------------
                                                              1996                        1997                     1998
                                                           ----------                  ----------              ----------
                                                                                 (Dollars in Thousands)
Adjustable-rate advances:
     One year or less                                       $  123,000                $   85,000               $        -
Fixed-rate advances:
     One year or less                                           25,000                         -               -
     Over one year                                                   -                    60,000  (1)              75,000  (2)
                                                            ----------                ----------               ----------

Total advances                                              $  148,000                $  145,000               $   75,000
                                                            ==========                ==========               ==========

Maximum balance outstanding at any month-end                $  192,000                $  156,000               $  158,000

Average amount outstanding during the year                  $  154,854                $  140,077               $  103,592

Weighted average cost of advances for the year                    5.44%                     5.58%                    5.43%


(1) The $60,000,000 fixed-rate advance was convertible to an adjustable-rate advance at the option of the FHLB beginning in
September, 1998, and is convertible quarterly thereafter until the advance's maturity in September, 2007.  Through December 31,
1998, the FHLB has not exercised its option.

(2) Consists of the $60,000,000 fixed-rate advance discussed above and a $15,000,000 fixed-rate advance subject, in December 2001, to a one-time option by the FHLB to convert to an adjustable-rate advance.  The advance matures in December, 2003.

     In 1997, the Company borrowed $4,000,000 from an unrelated third party lender for general corporate purposes. The loan balance was paid in full during 1998.

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

     The  following  table  presents  certain   information   regarding  reverse
repurchase agreements during the years indicated:

                                                             At or for the year ended December 31,
                                                             -------------------------------------
                                                             1996           1997            1998
                                                             ----           ----            ----
                                                                      (Dollars in Thousands)

         Maximum amount outstanding at any month-end      $  30,382      $  12,199      $  22,913

         Balance at end of year                               7,138          9,664         13,084

         Average amount outstanding during the year           8,616          8,893         12,026

         Weighted average interest rate:

              Amount outstanding at end of year                4.40%          4.57%          3.96%

              Average amount outstanding during the year       4.67%          4.60%          4.45%

   Activities of Subsidiary Companies of CENIT Bank

     CENIT Bank is permitted by current OTS regulations to invest a maximum of two percent of its assets in stock, paid-in surplus, and secured and unsecured loans to service corporations. CENIT Bank may also invest an additional one percent of its assets in its service corporations when the additional funds are used for community or inner city purposes. In addition, federally chartered savings institutions under certain circumstances also may make conforming loans to service corporations in which the lender owns or holds more than 10% of the capital stock in an aggregate amount of up to 50% of regulatory capital. As of December 31, 1998, CENIT Bank's initial investment in and loans outstanding to its service corporations totaled $1.9 million. These loans are primarily to finance the acquisition of REO by CENIT Bank's subsidiaries and the sale of REO by such subsidiaries and are eliminated in accordance with generally accepted accounting principles on the Company's Consolidated Financial Statements.

     CENIT  Bank  has  a  total  of  seven  direct  or  indirect   subsidiaries:
Independent Investors, Inc. ("Independent Investors"); Olney-Duke Investors, Inc. ("Olney-Duke"); Independent Developers, Ltd. ("Independent Developers"); CENIT Equity Company ("CENIT Equity"); CENIT Mortgage Corporation of North Carolina ("CENIT Mortgage"), which is a wholly owned subsidiary of CENIT Equity; CENIT Commercial Mortgage Corporation ("CENIT Commercial Mortgage"); and Princess Anne Equity Company ("Princess Anne Equity").

     Independent Investors is a Virginia corporation incorporated in 1981, which acts as a corporate trustee on various deeds of trust that secure loans made by the Bank. At December 31, 1998, CENIT Bank's initial investment in Independent Investors was $15,000.

     Olney-Duke is a Virginia corporation incorporated in 1986 for the original purpose of owning and marketing certain unsold units in a condominium complex acquired at foreclosure following the default of the original developer/builder. In 1993 Olney-Duke entered into an arrangement with L. M. Associates, a subsidiary of Legg Mason, Inc., to offer full-service stock and investment brokerage to customers of CENIT Bank in its retail branches. Olney-Duke's 1998 activities consisted of transactions with L. M. Associates. At December 31, 1998, CENIT Bank's initial investment in and loans outstanding to Olney-Duke totaled $25,500.

     CENIT Equity is a Virginia corporation incorporated in 1977 which primarily acquires properties at foreclosure sales or by deeds in lieu of foreclosure following borrower defaults on loans made by CENIT Bank. CENIT Equity then markets such REO for resale. At December 31, 1998, CENIT Equity held REO with a total net book value of $377,000, and the Company's initial investment in and loans outstanding to CENIT Equity amounted to $1.8 million.

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

     CENIT Mortgage is a North Carolina corporation incorporated in 1985 to act as a mortgage loan originator for CENIT Bank on the Outer Banks of North Carolina. CENIT Mortgage is a wholly owned subsidiary of CENIT Equity. CENIT Mortgage closed its office in 1995 and is currently inactive. At December 31, 1998, CENIT Equity's initial investment in CENIT Mortgage equaled $50,000.

     CENIT Commercial Mortgage is a Virginia corporation incorporated in 1990 for the purpose of engaging in commercial mortgage loan brokerage transactions. At December 31, 1998, CENIT Bank's initial investment in and loans outstanding to CENIT Commercial Mortgage totaled $50,000.

     Princess Anne Equity is a Virginia corporation incorporated in 1997 for the purpose of acquiring properties at foreclosure sales or by deeds in lieu of foreclosure following borrower defaults on loans made originally by Princess Anne. Princess Anne Equity then markets such REO for sale. In June 1998, Princess Anne Equity became a wholly-owned subsidiary of CENIT Bank. At December 31, 1998, Princess Anne Equity held no REO and its initial investment and loans outstanding amounted to $31,000.

     Personnel. At December 31, 1998, the Company and its subsidiaries had 217 full-time and 69 part-time employees. The Company's employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be excellent.

                           REGULATION AND SUPERVISION

     Set forth below is a brief description of certain laws and regulations that relate to the regulation of the Company and CENIT Bank. The descriptions of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, do not purport to be complete and are qualified in their entirety by reference to applicable laws and regulations.

Regulation of the Company

     General. On June 3, 1998, CENIT Bank (formerly Princess Anne Bank) merged into the Bank. See "Item 1 - Business--General." At that time, the Company ceased to be a bank holding company subject to regulation under the Bank Holding Company Act of 1956 and again became a unitary savings and loan holding company pursuant to the Home Owners' Loan Act, as amended (the "HOLA"). As such, the Company is subject to OTS regulation, examination, supervision and reporting requirements. The OTS is now the "appropriate banking agency" for the Company for purposes of many federal banking regulations. The Company is also required to file certain reports with and otherwise comply with the rules and regulations of the SEC under the federal securities laws. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

     Activities Restrictions. There are generally no restrictions on the activities of a savings and loan holding company, such as the Company, that holds only one subsidiary savings association. If the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the Director may impose such restrictions as deemed necessary to address such risk. In addition, if the savings association subsidiary of such a holding company fails to meet a qualified thrift lender ("QTL") test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings association requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "--Regulation of the Bank--Qualified Thrift Lender Test." Finally, if the Company were to acquire control of another savings association, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company subject to regulation under the BCHA. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL test, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings associations) would thereafter be subject to further restrictions.

     Limitations on Transactions with Affiliates. Transactions between financial institutions such as the Bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate of an institution is any company or entity that controls, is controlled by or is under common control with the institution. In a holding company context, the parent holding company of an institution (such as the Company) and any companies that are controlled by such parent holding company are affiliates of the institution. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which the institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. In addition to the restrictions imposed by Sections 23A and 23B of the FRA, no institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities that are permissible for bank holding companies, or
(ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates that are subsidiaries of the institution.

     The restrictions contained in Section 22(h) of the FRA on loans to executive officers, directors and principal stockholders also apply to the Bank. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a financial institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also prohibits loans above prescribed amounts to directors, executive officers and greater than 10% stockholders of an institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution, with any "interested" director not participating in the voting. The prescribed loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required generally is the greater of $25,000 or 5% of capital and surplus (up to $500,000). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons.

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

Regulation of the Bank

     General. The Bank is a federally chartered savings bank, and its deposit accounts are insured up to applicable limits by the FDIC through the SAIF and BIF. The Bank is subject to extensive regulation by the OTS and the FDIC, and must file reports with the OTS concerning its activities and financial condition, in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with or acquisitions of other financial institutions. The OTS and the FDIC conduct periodic examinations to test the Bank's compliance with various regulatory requirements. The OTS completed its most recent regular supervisory examination in January, 1998. In addition, the OTS conducted on-site Year 2000 examinations in June 1998 and March 1999. In February, 1998, a multi-agency compliance examination of the Bank was completed. The Bank is also a member of the FHLB-Atlanta and is subject to certain limited regulation by the Federal Reserve.

     FIRREA. FIRREA, which was signed into law in 1989, substantially changed the structure of regulatory oversight and supervision of all financial institutions, including the Bank, and of holding companies of financial institutions. Under FIRREA, most of the regulatory authority previously exercised by the Federal Home Loan Bank Board (the "FHLBB") was transferred to the OTS, an office of the Department of the Treasury. In addition, FIRREA abolished the Federal Savings and Loan Insurance Corporation (the "FSLIC") and transferred its functions with respect to deposit insurance to the FDIC, which administers the SAIF and BIF. As a result, the FDIC was granted certain regulatory and examination authority over the Bank. The FDIC fund existing prior to the enactment of FIRREA is now known as the BIF, which continues to insure the deposits of commercial banks and certain savings banks and is also administered by the FDIC. Although the FDIC administers both funds, the assets and liabilities of the two funds are not commingled.

     The enforcement authority available to regulators was substantially enhanced by FIRREA. The OTS, as the primary regulator of savings institutions, has extensive enforcement authority over all savings institutions and all savings and loan holding companies, including the Bank. The FDIC also has authority to impose enforcement action on savings institutions and banks in certain situations. This enforcement authority applies to all "institution-affiliated parties", including directors, officers, controlling stockholders, and other persons or entities participating in the affairs of the institution, as well as attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.

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

     Financial Reporting. Insured institutions with $500 million or more in total assets are required to submit independently audited annual reports to the FDIC and the appropriate agency (and state supervisor when applicable). These publicly available reports must include (a) annual financial statements prepared in accordance with generally accepted accounting principles and such other disclosure requirements as required by the FDIC or the appropriate agency and
(b) a management report signed by the Chief Executive Officer and the Chief Financial Officer or Chief Accounting Officer of the institution that contains a statement of the management's responsibilities for (i) preparing the annual financial statements; (ii) establishing and maintaining an adequate internal control structure and procedures for financial reporting; and (iii) complying with the laws and regulations designated by the FDIC relating to safety and soundness and an assessment of (aa) the effectiveness of the internal control structure and procedures for financial reporting as of the end of the fiscal year and (bb) the institution's compliance during the fiscal year with applicable laws and regulations designated by the FDIC relating to safety and soundness. With respect to any internal control report, the institution's independent public accountants must attest to, and report separately on, certain assertions of the institution's management contained in such report. Any attestation by the independent accountant pursuant to this section would be made in accordance with generally accepted auditing standards for attestation engagements. At December 31, 1998, the Bank's assets exceeded $500 million; accordingly, the Bank is required to prepare the aforementioned reports in 1999.

     Large insured institutions, as determined by the FDIC, are required to monitor the above activities through an independent audit committee which has access to independent legal counsel.

     Standards for Safety and Soundness. The FDIC Improvement Act requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies.

     Effective August 9, 1995, the federal banking regulatory agencies jointly implemented Interagency Guidelines Establishing Standards for Safety and
Soundness ("Guidelines") for all insured depository institutions relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, fees and benefits, and employment contracts and other compensation arrangements of executive officers, employees, directors and principal stockholders of insured depository institutions that would prohibit compensation and benefits and arrangements that are excessive or that could lead to a material financial loss for the institution. The federal banking regulatory agencies also adopted asset quality and earnings standards within the Guidelines, which became effective October 1, 1996. The Interagency Guidelines

Establishing Year 2000 Standards for Safety and Soundness ("Year 2000 Guidelines") were implemented in 1998 and set forth safety and soundness standards to ensure that insured depository institutions will be able to achieve Yeaar 2000 readiness and to successfully continue business operations after January 1, 2000. If an insured depository institution fails to meet any of the prescribed standards as described above, it may be required to submit to the appropriate federal banking agency a compliance plan specifying the steps that will be taken to cure the deficiency and the time within which these steps will be taken. If an institution fails to submit an acceptable plan or fails to implement the plan, the appropriate federal banking agency will require the institution or holding company to correct the deficiency and until corrected, may impose restrictions on the institution or holding company, including any of the restrictions applicable under the prompt corrective action provisions of FDIC Improvement Act. At December 31, 1998, the Bank was in compliance with the Guidelines and is actively taking all steps required by the Year 2000 Guidelines. See "Impact of the Year 2000 Issue" filed with this report.

     Prompt Corrective Regulatory Action. The FDIC Improvement Act requires each appropriate agency and the FDIC to take prompt corrective action to resolve the problems of insured depository institutions that fall below a certain capital ratio. Such action must be accomplished at the least possible long-term cost to the appropriate deposit insurance fund. In connection with such action, each agency promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on the adequacy of their regulatory capital level: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Based upon the applicable regulations, at December 31, 1998, the Bank would be considered well capitalized.

     FIRREA and the FDIC Improvement Act revised many other substantive requirements and limitations to which the Bank is subject. Certain of these regulatory requirements and restrictions are discussed below.

     Deposit Insurance Funds Act of 1996. One of the primary purposes of the Deposit Insurance Funds Act of 1996 was to provide a means for recapitalizing the SAIF. See"--Insurance of Accounts, Assessments and Regulation by the FDIC." This act also had the effect of eliminating dual regulation of bank holding companies and savings and loan holding companies. As a savings and loan holding company, the Company is subject to the primary regulation of the OTS, which is now the "appropriate banking agency" for the Company for purposes of many federal banking regulations.

     Other Investment Limitations. Federally chartered savings institutions such as the Bank are also subject to various other restrictions on their investment and lending activities. Federally chartered savings institutions may make secured or unsecured loans for commercial, corporate, business or agricultural purposes in an amount not in excess of 10% of the institution's assets. In addition, the aggregate investment in nonresidential real estate loans may not exceed 400% of a federally chartered savings institution's total capital; however, an institution may be permitted to exceed the 400% limitation if the OTS determines that any relief from this restriction poses no significant risk to the safe and sound operations of the savings institution and is consistent with prudent operating practices. Federally chartered savings institutions may make loans for personal, family or household purposes, but such holdings and investments may not exceed 35% of the savings institution's assets. At December 31, 1998, the Bank was in compliance with the above requirements.

     Loans-to-One-Borrower Limitations. FIRREA imposed limitations on the aggregate amount of loans that a savings association could make to any one borrower, including related entities. Under FIRREA, the permissible amount of loans-to-one-borrower now follows the national bank standard for all loans made by savings associations, as compared to the pre-FIRREA rule which applied the national bank standard only to commercial loans made by federally chartered savings associations. The national bank standard generally does not permit loans-to-one-borrower to exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. At December 31, 1998, the Bank had no borrowers to which it had outstanding loans in excess of its loans-to-one-borrower limit.

     Regulatory Capital Requirements. Federally insured savings associations and banks are required to maintain minimum levels of regulatory capital. Pursuant to FIRREA, the OTS and the FDIC have established capital standards applicable to the Bank. The OTS is also authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis. As of December 31, 1998, the Bank exceeded all minimum levels of regulatory capital. See Note 20 of the Consolidated 1998 Financial Statements filed with this report.

     In August 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with greater than "normal" level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating its risk-based capital requirement. As a result, such an institution will be required to maintain additional capital in order to comply with the risk-based capital requirement. The final rule was effective January 1, 1994. However, the date that institutions are first required to deduct the interest rate risk component has been postponed indefinitely until a final rule is published by the OTS. Pursuant to the rule, the Bank would have not been subject to the interest rate risk component as of December 31, 1998. Effective December 1, 1998, the OTS updated the guidance that it provides to savings institutions such as the Bank to provide savings institutions with additional, detailed information concerning the management of interest rate risk, investment securities, and derivatives activities.

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

     Under the capital distribution regulation, an institution that has capital at least equal to its fully phased-in capital requirement before and after giving effect to the proposed capital distribution is a Tier 1 institution. An institution that has capital at least equal to each of its minimum capital requirements but fails to meet all of its fully phased-in capital requirements is a Tier 2 institution. An institution having capital less than any of its minimum regulatory capital requirements is a Tier 3 institution. The Bank is currently classified as a Tier 1 institution for these purposes.

     A Tier 1 institution may make capital distributions during a calendar year up to the greater of (i) 100 percent of its net income to date during the calendar year plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year, or (ii) 75 percent of its net income over the most recent four quarter period. The "surplus capital ratio" is defined to mean the percentage by which the savings institution's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement to assets and "fully phased-in capital requirement" is defined to mean a savings institution's capital requirement under the statutory and regulatory standards now applicable, as modified to reflect any applicable individual capital requirement imposed upon the institution. In order to make distributions under these safe harbors, the Bank must submit a 30 day written notice to the OTS prior to making the distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns.

     OTS regulations also prohibit the Bank from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory (or total) capital of the Bank would be reduced below the amount required to be maintained for the liquidation account established by it for certain depositors in connection with its conversion from mutual to stock form. For additional information, See Note 21 of the Notes to the Consolidated Financial Statements included with this report. Effective April 1, 1999, the OTS has updated, simplified and streamlined its regulation concerning capital distributions by the Bank and has modified the application and notice requirements for capital distributions.

     Qualified Thrift Lender Test. The QTL test requires that qualified thrift investments represent 65% of portfolio assets. Portfolio assets are defined as total assets less intangibles, properties used to conduct the institution's business, and liquid assets (up to 20% of total assets). The penalties for failure to meet the QTL test are substantial. Any savings institution that fails to meet the test either must convert to a commercial bank charter or comply with the restrictions imposed for noncompliance. If the institution does not convert to a commercial bank, its new investments and activities shall be limited to those permissible for a national bank, and it shall be subject to national bank branching limitations. Both the investment and activities powers and the branching rights available to national banks are generally more restrictive than those available to savings institutions. In addition, the institution is immediately ineligible to receive any new FHLB advances and is subject to national bank limits on the payment of dividends. If such institution has not requalified as a QTL or converted to a commercial bank charter within three years after the failure, it then must divest all investments and cease all activities not permissible for a national bank and must repay promptly any outstanding FHLB advances. If any institution that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and thereby become subject to all restrictions on bank holding companies.

     At December 31, 1998, approximately 77.60% of the Bank's assets were invested in qualified thrift investments, which was in excess of the percentage required to qualify the Bank under the QTL test in effect at that time. The Bank will remain in compliance unless its monthly average percentage of qualified thrift investments to portfolio assets falls below 65% in nine months out of any 12-month period.

     Liquidity. All savings institutions, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required liquid asset ratio is 4%. At December 31, 1998, the Bank was in compliance with these requirements, with an overall liquidity ratio of 9.3%.

     Insurance of Accounts, Assessments and Regulation by the FDIC. The Bank's deposits are insured up to $100,000 per insured depositor (as defined by law and regulation) by the FDIC through the SAIF and the BIF. The SAIF and the BIF are administered and managed by the FDIC. As insurer, the FDIC is authorized to conduct examinations of and to require reporting by SAIF and BIF- insured institutions. FIRREA also authorizes the FDIC to prohibit any SAIF and BIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the SAIF and BIF. The FDIC also has the authority to initiate enforcement actions against savings institutions, after first giving the OTS an opportunity to take such action.

     Through the SAIF, the FDIC insures deposits at savings institutions such as the Bank, and through the BIF, the FDIC insures deposits at other financial institutions (principally commercial banks, state-chartered banks, and certain federally chartered savings banks).

     Effective September 30, 1996, the Congress and the Clinton administration completed the process of recapitalizing the SAIF by enacting into law the Deposit Insurance Funds Act of 1996. This legislation established the method for recapitalizing the SAIF and increasing its net worth to 1.25 percent of SAIF-insured deposits as of March 31, 1995, phasing in the pro rata sharing of Financing Corporation ("FICO") obligations between SAIF and BIF institutions, and merging the SAIF and BIF into the Deposit Insurance Fund effective on January 1, 1999. As a result of this legislation and the adoption by the FDIC of a final rule effective October 8, 1996 establishing a special assessment for SAIF institutions, the Bank incurred a special, pre-tax deposit insurance premium of $2.3 million for the SAIF assessable deposits that it held on March 31, 1995. At such time as the SAIF recapitalization reaches the 1.25 percent target, SAIF deposit insurance premiums will drop substantially, placing SAIF insured deposits on an equal footing with BIF insured deposits.

     FICO assessment rates for the first  semiannual  period of 1998 were set at
 .01176%   annually  for   BIF-assessable   deposits  and  .0588%   annually  for
SAIF-assessable deposits. These rates may be adjusted quarterly to reflect changes in assessment bases for the BIF and SAIF. By law, the FICO rate on BIF-assessable deposits must be one-fifth the rate on SAIF assessable deposits until the insurance funds are merged or until January 1, 2000, whichever occurs
first.   There  was  no  FDIC   assessment   for  either  SAIF-   assessable  or
BIF-assessable deposits for the first semiannual period of 1998.

     From time to time, there are various proposals that involve increasing the deposit insurance premiums paid by banks and/or savings institutions. The Company is unable to predict whether or to what extent the rates that the Bank pays for federal deposit insurance may increase in future periods as a result of such proposals. Such increases would adversely affect its operations.

     Federal Home Loan Bank System. The Bank is a member of the FHLB-Atlanta, which is one of twelve regional FHLBs that administers the home financing credit functions of savings associations. As a member of the FHLB system, the Bank is required to purchase and maintain stock in the FHLB-Atlanta in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans and mortgage-backed securities, 0.3% of its assets or 5% (or such greater fraction as established by the FHLB) of its outstanding FHLB advances. At December 31, 1998, the Bank held $5.1 million in FHLB stock, which was in compliance with these requirements.

     Federal Reserve System. The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At December 31, 1998, the Bank was in compliance with such requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy applicable liquidity requirements. However, because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve, the effect of this reserve requirement is to reduce the Company's interest-earning assets.

     Savings institutions are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve regulations require institutions to exhaust other reasonable alternative sources of funds, including FHLB advances, before borrowing from the Federal Reserve Bank.

     Accounting and Investment Portfolio Policy. FIRREA requires the federal banking agencies to establish accounting standards to be applicable to all financial institutions for purposes of complying with regulations, except to the extent otherwise specified in the capital regulations. Such standards must incorporate generally accepted accounting principles to the same degree as is prescribed by the federal banking agencies for banks or may be more stringent than such requirements. The Bank believes that its investment activities are conducted in accordance with the applicable policies concerning investments and securities and in accordance with generally accepted accounting principles.

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

                           FEDERAL AND STATE TAXATION
Federal Taxation

     General. The Company and the Bank are subject to the applicable corporate tax provisions of the Internal Revenue Code of 1986, as amended (the "Code"), as well as certain additional provisions of the Code that apply to thrifts and other types of financial institutions. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and the Bank.

     Under the applicable statutes of limitation, the Company's federal income tax returns for 1995 through 1997 are open to examination by the Internal Revenue Service (the "Service"). The Company is unaware, however, of any current or pending Service examinations of the Company's returns for any of those open years.

     The Company reports its income and expenses on the accrual method of accounting and files a consolidated federal income tax return on a December 31 calendar year basis. Consolidated tax returns have the effect of eliminating intercompany distributions, including dividends, from the computation of consolidated taxable income for the taxable year in which the distributions occur.

     Bad Debt Reserves. Prior to 1996, savings institutions such as the Bank that met certain definitional tests primarily relating to their assets and the nature of their business ("Qualifying Thrifts") were permitted to establish a reserve for bad debts and to make annual additions thereto, which additions could, within specified formula limits, be deducted by the savings institutions in arriving at their taxable income. For purposes of the bad debt deduction, loans were separated into "qualifying real property loans" (which are, in general, loans secured by interests in improved real property or real property which is to be improved out of the proceeds of the loan) and "nonqualifying loans" (which are all other loans).

     During 1996, new tax legislation was enacted that repealed the reserve method of accounting for bad debts of qualified thrift institutions and, for years after 1995, the Bank is only eligible to claim tax deductions for bad debts under the rules for banks. Because the Bank is a "large bank" as that term is defined in the Code, it is required to compute its bad debt deduction based only on actual chargeoffs. Additionally, the new legislation required a thrift institution to recapture over a six-year period its reserve as of December 31, 1995, to the extent it exceeds its reserve balance at December 31, 1987. The Bank is recapturing the excess reserve of approximately $139,000 over six years.

     Thrift Charter Conversion. The Bank's retained earnings at December 31, 1998 included $6,134,000 representing that portion of the Bank's reserve for bad debts for which no provision for income taxes has been made. Under legislation passed in 1996, this amount would not be subject to federal income taxes if the Bank were to convert to, or merge with, a commercial bank. This amount would be subject to federal income taxes if the Bank were to use the reserve for purposes other than to absorb losses.

     Corporate Minimum Tax. The Company and its subsidiary could be subject to an alternative minimum tax ("AMT") which is imposed to the extent that it exceeds the consolidated group's regular tax liability for a year. The alternative minimum tax generally will apply at a rate of 20% to a base of regular taxable income plus certain tax preferences and adjustments ("alternative minimum taxable income" or "AMTI"), less an exemption amount. Currently no more than 90% of the AMTI may be offset by net operating losses (as determined for AMTI purposes). Payment of the AMT may be used as a credit against a portion of the regular tax liabilities in future years. The Code provisions relating to the AMT also: (i) treat as a preference item interest on certain tax-exempt private activity bonds issued on or after August 8, 1986; and
(ii) include in AMTI (for tax years beginning after 1989) an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceed its AMTI (determined without regard to this preference and before reduction for the alternative tax net operating losses). The consolidated group was not subject to the AMT in 1998.

     Distributions. If the Bank's reserve for losses on qualifying real property loans exceeds the amount that would have been allowed under the Experience Method and makes a distribution to the Company that is considered to be drawn from its excess bad debt reserve or from the Bank's supplemental reserve ("Excess Distributions"), then an amount based on the Excess Distribution will be included in the Bank's taxable income during the year of distribution. Distributions by the Bank in excess of its current and accumulated earnings and profits and distributions in redemption of stock would cause a portion of the Bank's bad debt reserves to be recaptured into taxable income. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserves. In addition, the payment of a dividend to stockholders by the Company, or the repurchase of shares of Common Stock by the Company, would not normally cause any amount of bad debt reserve recapture at the Bank's level provided that the Bank's payment to the Company of funds used for such purposes did not exceed the amount of the Bank's available earnings and profits.

     The amount of additional taxable income created in the event of a distribution by the Bank to the Company of an amount in excess of the Bank's available earnings and profits, is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. At current corporate income tax rates this amount equals approximately 150% of the amount of the distribution. Thus, if certain portions of the Bank's bad debt reserve are used for any purpose other than to absorb qualified bad debt loans, such as for the payment of nondividend distributions with respect to the Bank's capital stock (including distributions upon redemption or liquidation), a portion of those distributions may be includable in the Bank's gross income for federal income tax purposes. Neither the Bank nor the Company anticipates paying dividends or making distributions with respect to the Bank's capital stock which would give rise to that type of federal tax liability. See "Regulation and Supervision--Regulation of the Bank--Capital Distributions" for limits on the payment of dividends by the Company.

     Corporate Dividends Received Deduction. The Company is permitted to exclude from its taxable income 100% of any dividends received from the Bank, and the Bank may exclude from its income dividends received from its subsidiaries pursuant to the regulations applicable to consolidated income tax returns. The Company and the Bank may deduct from their income 80% of any dividends received from an unaffiliated corporation if they own at least 20% of the stock of the corporation. If they own less than 20% of the stock of a corporation paying a dividend, 70% of any dividends received may be excluded from income.

State and Local Taxation

     The Company, the Bank and its subsidiaries (other than CENIT Mortgage of North Carolina) are subject to Virginia corporate income taxes. The Virginia corporate income tax is imposed at a rate of 6% on the combined net income of the Company, the Bank and its subsidiaries (other than CENIT Mortgage of North Carolina) as reported for federal income tax purposes with certain modifications. CENIT Mortgage of North Carolina is subject to North Carolina corporate income taxes at an annual rate of 7.25% on its separately computed federal taxable income with certain modifications.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information with respect to the executive officers of the Bank as of December 31, 1998. Messrs. Ives and Guthrie hold substantially identical positions for both the Bank and the Company. Mr. Woods serves as Senior Vice President/Credit Policy and Administration for the Company.

  Name                       Age            Position Held
---------------              ---        -------------------------
Michael S. Ives               46        President/Chief Executive
                                        Officer/Director

Barry L. French               55        Senior Vice President/
                                        Retail Banking Group Manager

John O. Guthrie               49        Senior Vice President/
                                        Chief Financial Officer and
                                        Finance and Administration Group Manager

Patrick L. Hillard            38        Senior Vice President/
                                        CENIT Mortgage Company

Roger J. Lambert              49        Senior Vice President/
                                        Information Services Group Manager

Barbara N. Lane               49        Senior Vice President

Alvin D. Woods                54        Senior Vice President/
                                        Chief Lending Officer and
                                        Lending Group Manager

Winfred O. Stant, Jr.         45        First Vice President/
                                        Chief Accounting Officer

     Set forth below is certain information with respect to the executive officers of the Bank and the Company. Unless otherwise indicated, the principal occupation listed for each person below has been his or her principal occupation for the past five years.

     Michael S. Ives has been President and Chief Executive Officer of CENIT Bank since January, 1987. Mr. Ives also became President and Chief Executive Officer of the Company after its incorporation in 1991. Mr. Ives is also a director of the Bank and the Company.

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

     John O. Guthrie joined CENIT Bank in 1972. He has served in a number of capacities with CENIT Bank, and since 1988, has been Senior Vice President and CENIT Bank's Chief Financial Officer. In his present position, he is responsible for overseeing CENIT Bank's asset/liability and investment management, for budgeting, and for administering CENIT Bank's external and internal reporting. From 1983 to 1988, Mr. Guthrie served as Senior Vice President and Manager of CENIT Bank's Finance/Administrative Division. He also acted as Manager of the Retail Banking Division from 1986 to 1989. Mr. Guthrie is also Senior Vice President, Chief Financial Officer, Finance and Administration Group Manager, and Secretary for the Company.

     Patrick L. Hillard, a Senior Vice President, is Manager of CENIT Mortgage Division. Mr. Hillard is responsible for all phases of the mortgage operation including origination, secondary marketing and wholesale. Mr. Hillard joined CENIT Bank through the merger with Homestead in April 1994. He had been employed with Homestead since January 1985 and held several positions including Loan Officer and Vice President. At the time of merger, Mr. Hillard served Homestead as Senior Vice President/Manager of Mortgage Lending.

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

     Barbara N. Lane, who has been employed by CENIT Bank since 1969, is a Senior Vice President. Before assuming this position in June 1989, Ms. Lane was CENIT Bank's Vice President for Marketing Research from June 1988 through June 1989, and was an Assistant Vice President and CENIT Bank's Planning and Procedures Coordinator from 1984 until June 1988. Ms. Lane manages and coordinates the activities of the departments and areas in the Administrative Operations group.

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

     Winfred O. Stant, Jr. joined Princess Anne in May 1992 and served as Senior Vice President and Chief Financial Officer of Princess Anne until its merger with CENIT Bank in 1998. Before joining Princess Anne, Mr. Stant had been employed since March 1989 by Independent Banks of Virginia, Inc. in Norfolk, Virginia. Mr. Stant was Vice President and Chief Financial Officer of Independent Banks of Virginia, Inc., which was the parent company of Princess Anne and two other banks prior to the spin-off of Princess Anne in August of 1992. Currently, Mr. Stant serves as First Vice President and Chief Accounting Officer of CENIT Bank.

Item 2 - Properties

     The Company neither owns nor leases any real property. The Company currently uses the property and equipment of the Bank without payment to the Bank.

     The Company conducts its business through its corporate headquarters and twenty retail branch offices, all of which are located in the Hampton Roads area. The following table sets forth information about each of the Bank's offices at December 31, 1998. The total net book value of the Bank's property and equipment at December 31, 1998 was approximately $13.0 million.


                                                                         Owned          Expiration           Net Book
                                                                           or             Date of             Value
     Location                         Year Office Opened                 Leased            Lease        (Dollars in thousands)
---------------------               --------------------               --------         -----------      ---------------------
Corporate Headquarters
225 W. Olney Road
Norfolk, Virginia                   1979                               Leased             3rd Fl.-Dec.1999    $       -
                                                                                          2nd Fl.-Dec.2001

Retail Branch Offices
745 Duke Street
Norfolk, Virginia                   1889 (Relocated in 1979)           Owned                 -                      793
2203 E. Little Creek Road
Norfolk, Virginia                   1959 (Relocated in 1980)           Owned                 -                      432
300 E. Main Street
Norfolk, Virginia                   1993 (Relocated in 1995)           Leased             April, 2005                91
3315 High Street
Portsmouth, Virginia                1955
                                    (Relocated in 1989 and 1994)       Leased             August, 2000               61
675 N. Battlefield Blvd.
Chesapeake, Virginia                1989                               Owned                 -                      808
2600 Taylor Road
Chesapeake, Virginia                1988                               Owned                 -                      363
3220 Churchland Blvd.
Chesapeake, Virginia                1986                               Leased             December, 2000             50
2205 Executive Drive
Hampton, Virginia                   1973 (Relocated in 1989)           Owned                 -                      759
110 Ottis Road
York County, Virginia               1994                               Owned                 -                    1,768
(Retail/Mortgage Office)
5007 Victory Boulevard
York County, Virginia               1995                               Leased             November, 2010            186
13307 Warwick Blvd.
Newport News, Virginia              1996                               Owned                                        407
6101 Military Highway
Norfolk, Virginia                   1996                               Leased             August, 2011              226
550 Settlers Landing Road
Hampton, Virginia                   1996                               Owned                                        587
1616 Laskin Road                                                       Land-
Virginia Beach, Virginia            1975                               Leased             June, 2005                  -
                                                                       Building and improvements owned              131
699 Independence Boulevard
Virginia Beach, Virginia            1975                               Owned                 -                      649
905 Kempsville Road
Virginia Beach, Virginia            1978                               Owned                 -                      386
641 Lynnhaven Parkway
Virginia Beach, Virginia            1985                               Leased             March, 2000               234
4801 Columbus Street
Virginia Beach, Virginia            1987                               Leased             March, 2003                55
3001 Shore Drive
Virginia Beach, Virginia            1989 (Relocated in 1996)           Leased             January, 2002              47
3901 Holland Road
Virginia Beach, Virginia            1997                               Leased             January, 2012             252
Mortgage Branch Office
2612 Taylor Road
Chesapeake, Virginia                1993                               Owned                 -                      517
Other Real Property                                                                                                 798
                                                                                                              ---------
     Total Real Property                                                                                          9,600
Other Fixed Assets
Furniture, fixtures, equipment and vehicles                                                                       3,402
                                                                                                              ---------
     Total                                                                                                    $  13,002
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

Item 4 - Submission of Matters to a Vote of Security Holders

     During the fourth quarter ended December 31, 1998, no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.

                                     PART II

 Item 5 - Market for Registrant's Common Stock and Related Stockholder Matters

     The Company's Common Stock trades on The Nasdaq Stock Market(R) under the symbol CNIT. The following table presents the reported high and low sales prices of the Company's Common Stock by quarters in fiscal years 1998 and 1997.

                        1998(2)                1997 (2)
                  ----------------      ------------------
     Quarter      High (1)    Low (1)     High (1)    Low (1)
     -------      ----        ----        ----        ----
     First     $  29.00   $  23.33      $ 15.92   $  13.33
     Second       28.67      20.50        16.88      13.17
     Third        24.63      16.75        21.00      15.83
     Fourth       21.50      14.13        27.15      19.33

(1) The source for the high and low sales prices by quarter is The Nasdaq Stock Market(R).
(2) Sales prices have been restated for the 3-for-1 stock split declared on March 24, 1998.

     The Company paid a quarterly cash dividend on its Common Stock of $.10, $.10, $.10 and $.11 per share for the first, second, third and fourth quarters, respectively, of 1998 and $.08 per share for each quarter in 1997. The Company also declared quarterly cash dividends of $.15 per share for the first quarter of 1999. If the Company experiences quarterly results in line with projections, the Company intends to continue the quarterly dividend at $.15 per share. However, no assurance can be given that such dividends will be paid at all or, if paid, that such dividends will not be reduced or eliminated in future periods. The declaration of dividends by the Board of Directors of the Company will depend upon a variety of factors, including, but not limited to, the Company's current and projected results of operations and financial condition, regulatory capital requirements, applicable statutory and regulatory restrictions on the payment of dividends, alternative uses of capital, tax considerations, and general economic conditions. The declaration of dividends by the Company in the future initially will depend upon dividend payments by the Bank to the Company. Pursuant to OTS regulations, all capital distributions by savings institutions, including the declaration of dividends, are subject to limitations that depend largely on the level of the institution's capital following such distribution. For information concerning these regulations, see "Item 1.--Business-Regulation and Supervision--Regulation of the Bank--Capital Distributions." Moreover, the Bank will not be permitted to pay dividends on, or repurchase, any of its capital stock if such dividends or repurchases would cause the total capital of the Bank to be reduced below the amount required for its liquidation account established in connection with the Conversion. See note 21 of the Notes to the Consolidated Financial Statements filed with this report.

     Unlike the Bank, the Company is not subject to these regulatory restrictions on the payment of dividends to its shareholders, although the source of such dividends is dependent upon dividends received from the Bank. The Company is subject, however, to the restrictions of Delaware law, which generally limit dividends to the amount of a corporation's surplus or, in the case where no such surplus exists, the amount of a corporation's net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

     Earnings appropriated for bad debt reserves and deducted for federal income tax purposes cannot be used by the Bank to pay cash dividends to the Company without the payment of income taxes by the Bank on the amount deemed distributed, which would include the amount of any federal income taxes attributable to the distribution. Neither the Company nor the Bank anticipates creating federal tax liabilities in this manner. See "Item 1-Business--Federal and State Taxation" and note 16 of the notes to Consolidated Financial Statements filed with this report.

     As of February 5, 1999, there were approximately 1,154 holders of record of the Company's Common Stock.

Item 6 - Selected Financial Data

     The following table presents selected financial data for the five years ended December 31, 1998.


                                                                  At or for the year ended December 31, (1)
                                                     1998            1997           1996           1995            1994
(Dollars in thousands, except per share)
Financial Condition Data:
Total assets                                       $ 641,056      $ 718,083       $707,100       $ 639,812      $ 575,675
Securities available for sale:
    U.S. Treasury, other U.S. Government agency
     and other debt securities, net                   48,117         45,347         46,305          65,118         44,650
    Mortgage-backed certificates, net                 17,019         91,841        177,706         203,176        175,763
Loans held for investment, net                       484,783        486,487        422,219         319,194        305,578
Real estate owned, net                                   377          1,098          2,769           1,828          5,718
Deposits                                             496,772        507,670        498,965         450,530        420,422
Borrowings                                            88,084        157,239        155,138         138,171        109,035
Stockholders' equity                                  50,076         49,937         49,608          46,729         42,217

Operating Data:
Interest income                                    $  47,031      $  50,776       $ 48,171       $  45,527      $  37,826
Interest expense                                      25,805         29,310         28,087          27,476         19,496
                                                   ----------------------------------------------------------------------
    Net interest income                               21,226         21,466         20,084          18,051         18,330
Provision for loan losses                                510            600            377             697            490
                                                   ----------------------------------------------------------------------
Net interest income after provision for loan losses   20,716         20,866         19,707          17,354         17,840
Other income                                           7,013          5,713          3,894           2,944          2,765
Other expenses                                        18,197         17,312         18,172          16,174         14,402
                                                   ----------------------------------------------------------------------
Income before income taxes                             9,532          9,267          5,429           4,124          6,203
Provision for income taxes                             3,417          3,264          1,821           1,652          2,226
                                                   ----------------------------------------------------------------------
Net income                                         $   6,115      $   6,003       $  3,608       $   2,472      $   3,977
                                                   ======================================================================
Earnings per share:
       Basic                                       $    1.30      $    1.24       $    .74       $     .52      $     .84
                                                   ======================================================================
       Diluted                                     $    1.27      $    1.20       $    .72       $     .50      $     .82
Cash dividends per share                           ======================================================================
                                                   $     .41      $     .33       $    .25       $     .13      $     .12
                                                   ======================================================================
Selected Financial Ratios and Other Data:
Return on average assets                                0.92%          0.86% (2)      0.54%  (3)      0.40% (4)       0.72%
Return on average stockholders' equity                 12.04          12.00  (2)      7.56   (3)      5.57  (4)       9.75
Average stockholders' equity to average assets          7.68           7.17           7.20            7.21            7.40
Stockholders' equity to total assets at year end        7.81           6.95           7.02            7.30            7.33
Interest rate spread                                    2.88           2.85           2.83            2.60            3.10
Net interest margin                                     3.43           3.27           3.22            3.07            3.47
Other expenses to average assets                        2.75           2.48  (2)      2.74   (3)      2.63  (4)       2.61
Net interest income to other expenses                 116.65         123.99  (2)    110.52   (3)    111.61  (4)     127.27
Nonperforming assets to total assets                     .23            .34            .80             .45            1.42
Allowance for loan losses to total net loans             .83            .78            .90            1.16            1.24
Dividend payout ratio (5)                              31.54          26.95          33.63           25.81           14.23
Book value per share                               $   10.93  (6) $   10.57       $  10.11       $    9.76      $     8.89
Tangible book value per share                          10.13  (6)      9.72           9.22            9.38            8.48
Number of retail branch offices                           20             20             19              16             15
________

(1)  On August 1, 1995,  Princess Anne became a  wholly-owned  subsidiary of the Company in a merger  accounted  for by the pooling of interests  method of accounting.  Accordingly,  the consolidated  financial data presented gives effect to this merger and the accounts of Princess  Anne have been combined with those of the  Company  for all periods  presented.  Also,  on April 1,
     1994, CENIT Bank, FSB merged with Homestead.  This merger was accounted for by the purchase  method of  accounting.  The
     consolidated  financial  data presented  above  includes  the  results  of  Homestead's   operations  and
     financial condition from the date of acquisition.
(2)  Exclusive  of the $405 of expenses  related to the proxy  contest and other matters and the related tax effect, the return on average assets and return on average  stockholders' equity for the year ended December 31, 1997 would have been .90% and
     12.50%, respectively, and the ratio of other expenses to average  assets and net interest  income to other  expenses would have been 2.42% and 126.97%, respectively.
(3)  Exclusive of the $2,340 one-time SAIF special  assessment paid in November, 1996 and the related tax effect, the return on average assets and return on average  stockholders'  equity for the year ended  December  31, 1996 would have been .76% and
     10.52%, respectively, and the ratio of other expenses to average  assets and net interest  income to other  expenses would have been 2.39% and 126.86%, respectively.
(4)  Exclusive  of the $757 of merger  expenses and the $563 loss on the sale of securities  and the related tax  effect, the return on average  assets and return on average stockholders' equity for the year ended December 31, 1995 would  have been .57% and
     7.91%,  respectively.  Exclusive  of the $757 of merger expenses relating to the Princess Anne combination,  the ratio of other expenses to average assets and net interest  income to other expenses would have been 2.50% and 117.09%, respectively.
(5)  Represents dividends per share divided by basic income per share. Dividends per share represent  historical dividends declared by the Company.
(6)  Book value per share and tangible book value per share, computed by including unallocated common stock held  by  the  Company's
     Employee Stock Ownership Plan at December 31, 1998, were $10.41 and $9.65, respectively.

                                                            42

     Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition of the Company
     Total Assets. At December 31, 1998, the Company had total assets of $641.1 million, a decrease of $77.0 million since December 31, 1997. This decrease results primarily from sales, maturities and principal repayments of mortgage-backed securities. Proceeds from mortgage-backed securities were used to reduce borrowings rather than to seek alternative investment opportunities.

     Securities Available For Sale. Securities available for sale totaled $65.1 million at December 31, 1998 compared to $137.2 million at December 31, 1997. The net decrease of $72.1 million from December 31, 1997 resulted primarily from the net effect of $66.7 million of sales, $34.9 million of repayments, $18.0 million of proceeds from maturities or calls, and $48.2 million of purchases.

     The portfolio of securities available for sale at December 31, 1998 was comprised primarily of $21.5 million of other U.S. Government agency securities, $26.4 million of U.S. Treasury securities and $17.0 million of mortgage-backed certificates.

     Loans. The balance of net loans held for investment decreased slightly from $486.5 million at December 31, 1997 to $484.8 million at December 31, 1998. Single-family first mortgage loans decreased $57.4 million from $308.5 million at December 31, 1997 to $251.1 million at December 31, 1998, while all other net loans increased by $55.7 million from $178.0 million at December 31, 1997 to $233.7 million at December 31, 1998. The increase in other net loans is the result of the Company's emphasis on originating consumer and commercial loans during 1998.

     Deposits. During 1998, the Company's total deposits decreased from $507.7 million at December 31, 1997 to $496.8 million at December 31, 1998. The Company's noninterest-bearing deposits increased by 43.4% from $54.9 million at December 31, 1997 to $78.7 million at December 31, 1998. The balance of all checking, savings and money market accounts at December 31, 1998 was $231.0 million, an increase of $51.5 million compared to the balance of these accounts at December 31, 1997. Certificate of deposit balances decreased $62.4 million, or 19.0% from $328.2 million at December 31, 1997 to $265.8 million at December 31, 1998. This increase in noninterest-bearing deposits and decrease in certificates of deposit resulted from the Company's ongoing strategy to seek lower-cost deposits to further enhance the Company's profitability.

     Borrowed Funds. The Company's borrowed funds, which include Federal Home Loan Bank ("FHLB") advances, other borrowings, and securities sold under agreements to repurchase, decreased from $157.2 million at December 31, 1997 to $88.1 million at December 31, 1998. FHLB advances decreased from $145.0 million to $75.0 million during this period, while other borrowings and securities sold under agreements to repurchase increased by $845,000. The primary source of funds used to pay down FHLB advances was the sales, maturities and repayments of mortgage-backed securities.

     Capital. The Company's and Bank's capital ratios significantly exceeded applicable regulatory requirements at both December 31, 1998 and 1997. During 1998, the Company repurchased 231,500 shares of its outstanding common stock.

     Asset Quality. The Company's total nonperforming assets decreased by 39%, to a total of $1.5 million, or .23% of assets, at December 31, 1998 compared to $2.4 million, or .34% of assets, at December 31, 1997. Real estate owned ("REO") and other repossessed assets decreased by 70.0%, from $1.3 million at December 31, 1997 to $398,000 at December 31, 1998. Nonperforming loans were $1.1 million at both December 31, 1998 and 1997.

Comparison of Operating Results for the Years Ended December 31, 1998 and 1997

     General. The Company's pre-tax income increased by 2.9% to $9.5 million for the year ended December 31, 1998 from $9.3 million for 1997. This increase was attributable primarily to a $1.3 million increase in other income, offset by a $885,000 increase in other expenses and a $150,000 decrease in net interest income after provision for loan losses.

     Net Interest Income. The Company's net interest income before provision for loan losses decreased by $240,000 for the year ended December 31, 1998, a 1.1% decrease from 1997. This decrease resulted from a $3.7 million decrease in interest income, which exceeded a $3.5 million decrease in interest expense. The Company sold a substantial portion of its lower-yielding mortgage-backed certificate portfolio during 1998 and used proceeds from the sale to fund other interest-earning assets and to pay down borrowings, thereby reducing the asset size of the Company. Interest on the Company's portfolio of mortgage-backed certificates decreased by $5.5 million in 1998 primarily due to a $77.8 million decrease in their average balances. This decrease was not totally offset by reductions in interest expense or interest income from other sources.

     Interest on loans increased by approximately $1.7 million, or 4.5%, from $38.2 million in the year ended 1997 to $39.9 million in 1998. This increase was attributable to a $37.1 million increase in the average balance of loans, the effect of which more than offset a decrease in the yield on the Company's loan portfolio from 8.12% in 1997 to 7.87% in 1998. The increase in the average balance of loans resulted from both an increase in originations and from the purchase of residential single-family loans. The weighted average yield on the loan portfolio for the month of December 1998 was 7.56%.

     Interest on investment securities decreased $133,000 in 1998 compared to 1997. This decrease resulted primarily from a decrease in the yield on the portfolio from 6.24% in 1997 to 5.93% in 1998.

     The Company's interest expense decreased by $3.5 million, as a result of a decrease in interest on both deposits and borrowings. The average balance of interest bearing deposits decreased by $19.4 million in 1998 compared to 1997, while the average costs of interest bearing deposits decreased from 4.66% in 1997 to 4.54% in 1998. The average balance of borrowings decreased by $33.8 million in 1998 compared to 1997, while the average cost of the borrowings decreased from 5.54% in 1997 to 5.35% in 1998.

     The Company's net interest margin increased from 3.27% for the year ended December 31, 1997 to 3.43% for the year ended December 31, 1998. This resulted primarily from the sale of lower-yielding mortgage-backed certificates and reduction in the asset size of the Company, and also a $13.7 million increase in the average balance of noninterest-bearing deposits. For the fourth quarter of 1998, the Company's net interest margin was 3.57% compared to 3.31% in the fourth quarter of 1997. The Company's interest rate spread increased from 2.85% in the year ended December 31, 1997 to 2.88% in the comparable 1998 period. The increase in the Company's interest rate spread occurred because the Company's overall yield on its interest-earning assets decreased from 7.73% to 7.59%, while the overall cost of its interest-bearing liabilities decreased from 4.88% in 1997 to 4.71% in 1998. The Company's net interest spread in the fourth quarter of 1998 was 2.95% compared to 2.86% in the fourth quarter of 1997. The Company's calculations of interest rate spread and net interest rate margin include nonaccrual loans as interest-earning assets.

     Provision for Loan Losses. The Company's provision for loan losses decreased from $600,000 in 1997 to $510,000 in 1998. Net chargeoffs totaled $269,000 in 1998 compared to $623,000 in 1997. At December 31, 1998, the
Company's total allowance for loan losses was $4.0 million and nonperforming loans totaled $1.1 million, resulting in a coverage ratio of 374%, compared to a coverage ratio of 343% at December 31, 1997.

     The provision for loan losses decreased by $90,000 in 1998 compared to 1997. The Company considered a number of factors in determining the 1998 loan loss provision and the adequacy of the allowance for loan losses at December 31, 1998, including: (a) the level of nonperforming loans at December 31, 1998 and 1997, (b) the increase in the percentage of non-residential mortgage loans in the loan portfolio, which have more inherent risk in comparison to residential mortgage loans and, (c) the decrease in net loan chargeoffs during 1998.

     Other Income. Total other income increased by 22.8%, from $5.7 million in 1997 to $7.0 million in 1998. Gain on sales of loans increased $482,000 in 1998 due primarily to the increased volume of mortgage loan originations. Deposit fees and merchant processing fees increased by $414,000 and $671,000, respectively, in 1998 compared to 1997. Deposit fees increased in 1998 as a result of additional transaction accounts and increases in the Company's deposit fee schedule. Merchant processing fees increased in 1998 as the Company continued to experience substantial growth in its merchant portfolio. Brokerage fees recognized by the Bank's commercial mortgage loan brokerage subsidiary decreased by $382,000 in 1998 compared to 1997, primarily as a result of a decrease in the volume of brokerage activity.

     Other Expenses. Total other expenses increased from $17.3 million in the year ended December 31, 1997 to $18.2 million in 1998. Total other expenses for 1997 includes $405,000 of expenses relating to the proxy contest and other matters. Merchant processing expenses increased by $636,000 in 1998 as a result of increased volume. Expenses related to professional fees increased by $266,000 during 1998 due, in part, to a recovery of legal costs in 1997 related to previous problem assets. Equipment, data processing and supply expenses increased by $158,000 in 1998, reflecting increases primarily in depreciation and maintenance.

     Income Taxes. The Company's income tax expense for the year ended December 31, 1998 was $3.4 million, which represents an effective tax rate of 35.8%. The Company's income tax expense for 1997 was $3.3 million, which represented an effective tax rate of 35.2%. The effective tax rate increased during 1998 primarily as a result of the increase in the income of the Bank subject to state tax.

Comparison of Operating Results for the Years Ended December 31, 1997 and 1996

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

     Other Income. Total other income increased by 46.7%, from $3.9 million in 1996 to $5.7 million in 1997. Deposit fees and merchant processing fees increased by $615,000 and $653,000, respectively, in 1997 compared to 1996. Deposit fees increased in 1997 as a result of additional transaction accounts, the addition of two ATMs, full implementation of ATM surcharges and increases in the Company's deposit fee schedule. Merchant processing fees increased in 1997 as the Company continued to experience substantial growth in its merchant portfolio. Brokerage fees recognized by the Bank's commercial mortgage loan brokerage subsidiary increased by $437,000 in 1997 compared to 1996.

     Other Expenses. Total other expenses decreased from $18.2 million in the year ended December 31, 1996 to $17.3 million in 1997. Total other expenses for 1996 includes the $2.3 million SAIF special assessment and for 1997 includes $405,000 of expenses relating to the proxy contest and other matters. Exclusive of the SAIF special assessment in 1996 and the proxy and other expenses in 1997, total other expenses were $15.8 million in 1996 and $16.9 million in 1997.
Salaries and employee benefits increased by $551,000 in 1997 primarily as a result of overall increases in wages and benefits, expansion of the retail banking group, including the opening of two new Super Kmart offices, one in August 1996 and one in November 1997, and additional commissions from the Bank's commercial mortgage loan brokerage subsidiary related to the increase in mortgage loan brokerage revenue. Merchant processing expenses increased by $544,000 in 1997 as a result of increased volume. Expenses related to real estate owned increased by $177,000 during 1997 due to disposal of properties during the year. Net occupancy expenses of premises increased by $133,000 in 1997, reflecting the incremental costs associated with additional retail locations and the renovation of certain existing locations. The impact of the increases in the above expenses was partially offset by a $570,000 decrease in federal deposit insurance premiums in 1997 due primarily to lower premium rates, and a $129,000 decrease in professional fees.

     Income Taxes. The Company's income tax expense for the year ended December 31, 1997 was $3.3 million, which represents an effective tax rate of 35.2%. The Company's income tax expense for 1996 was $1.8 million, which represented an effective tax rate of 33.5%. The effective tax rate increased during 1997 primarily as a result of the increase in the income of the Bank subject to state tax.

Liquidity

     The principal sources of funds for the Company for the year ended December 31, 1998, included $587.0 million in proceeds from FHLB advances, $34. 9 million in principal repayments of securities available for sale, $84.7 million in proceeds from sales, maturities and calls of securities available for sale, and $82.9 million in proceeds from the sale of loans. Funds were used primarily to repay FHLB advances totaling $657.0 million, to fund purchases of investment securities available for sale totaling $48.2 million, and to originate loans held for sale of $82.6 million.

     Savings institutions, such as the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirements may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required liquid asset ratio is 4%. The Bank's liquid asset ratio was 9.3% and 8.8% at December 31, 1998 and 1997, respectively.

     At December 31, 1998, the Company had outstanding mortgage and nonmortgage loan commitments, including unused lines of credit, of $44.7 million, outstanding commitments to purchase loans of $27.6 million and outstanding commitments to sell mortgage loans of $5.9 million, if such loans close. The Company anticipates that it will have sufficient funds available to meet its current commitments.

     Certificates of deposit that are scheduled to mature within one year totaled $216.9 million at December 31, 1998. The Company believes that a significant portion of the certificates of deposit maturing in this period will remain with the Company. The Company's liquidity could be impacted by a decrease in the renewals of deposits or general deposit runoff. However, the Company has the ability to raise deposits by conducting deposit promotions. In the event the Company requires funds beyond its ability to generate them internally, the Company could obtain additional advances from the FHLB. The Company could also obtain funds through the sale of investment securities from its available for sale portfolio.

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

     One technique used by the Company in managing its interest rate risk exposure is the management of the Company's interest sensitivity gap. The interest sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that time period. At December 31, 1998, the Company's one year "positive gap" (interest-earning assets maturing within a period exceed interest-bearing liabilities repricing within the same period) was approximately $120.9 million, or 18.9% of total assets. Thus, during periods of rising interest rates, this implies that the Company's net interest income would be positively affected because the yield of the Company's interest-earning assets is likely to rise more quickly than the cost on its interest-bearing liabilities. In periods of falling interest rates, the opposite effect on net interest income is likely to occur. The interest sensitivity gap position of the Company is a static analysis at December 31, 1998. Because many factors affect the composition of the Company's assets and liabilities, a change in prevailing interest rates will not necessarily result in the corresponding change in net interest income that would be projected using only the interest sensitivity gap table for the Company at December 31, 1998.

     At December 31, 1997, the Company's one year "positive gap" was approximately $25.0 million, or 3.5% of total assets. The increase in the one year "positive gap" of approximately $95.9 million was primarily the result of:
(a) faster prepayment assumptions in 1998 regarding prepayment of loans which has resulted in an increase in one year interest sensitive loans of $45.7 million, (b) a decrease in mortgage-backed securities with one year interest sensitivity of $72.7 million due primarily to sales, maturities and principal repayments, (c) a decrease of $33.1 million of one year interest sensitive deposits due primarily to a decrease in the outstanding balances of certificates of deposit and, (d) a decrease of $85.0 million in one year interest sensitive advances from the Federal Home Loan Bank as proceeds from mortgage-backed certificates were used to pay down advances.

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

     As part of its borrowings, the Company may utilize from time-to-time, convertible advances from the FHLB-Atlanta. Convertible advances generally provide for a fixed-rate of interest for a portion of the term of the advance, an ability for the FHLB-Atlanta to convert the advance from a fixed rate to an adjustable rate at some predetermined time during the remaining term of the advance (the "conversion" feature), and a concurrent opportunity for the Company to prepay the advance with no prepayment penalty in the event the FHLB-Atlanta elects to exercise the conversion feature. Changes in interest rates from those at December 31, 1998 may result in a change in the estimated maturity of convertible advances and, therefore, the Company's interest rate gap position.

     Also, the methodology used estimates various rates of withdrawal (or "decay") for money market deposit, savings, and checking accounts, which may vary significantly from actual experience.

     The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1998 that are subject to repricing or that mature in each of the future time periods shown. The table reflects certain assumptions regarding prepayment of loans and mortgage-backed certificates that are outside of actual contractual terms, and are based on the 1998 prepayment experience of the Company. Additionally, loans and securities with call or balloon provisions are included in the period in which they balloon or may first be called. Except as stated above, the amount of assets and liabilities shown that reprice or mature during a particular period were determined in accordance with the contractual terms of the asset or liability.

Interest Sensitivity Analysis
December 31, 1998
(Dollars in thousands, except footnotes)

                                                                                                       Over
                                                                                           Over One   Three
                                                                                 Total     Year to    Years or
                                             0-3         4-6         7-12       Within      Three      Non-
                                            Months      Months      Months     One Year    Years    Sensitive     Total
                                           -------------------------------------------------------------------------------
Assets
   Interest-earning assets:
     Loans (1)                             $170,816    $ 55,313    $ 85,915    $312,044   $ 125,665   $ 54,413    $492,122
     Securities available for sale:
       U.S. Treasury securities               3,001       3,021       6,057      12,079      14,317          -      26,396
       Other U.S. Government agency
       securities                             1,001       2,359       3,005       6,365      11,119      3,987      21,471
         Other debt security                      -           -           -           -           -        250         250
         Mortgage-backed certificates         6,527       4,072       3,269      13,868       1,465      1,686      17,019
     Federal funds sold                      42,289           -           -      42,289           -          -      42,289

         Federal Home Loan Bank stock             -           -           -           -           -      5,066       5,066
                                           -------------------------------------------------------------------------------
         Total interest-earning assets      223,634      64,765      98,246     386,645     152,566     65,402     604,613
                                           ===============================================================================

Liabilities
   Interest-bearing liabilities:
     Interest-bearing deposits:
       Passbook, statement savings
         and checking accounts (2)            3,141       3,141       6,282      12,564      19,337     46,449      78,350
       Money market deposits                  5,792       5,792      11,584      23,168      26,822     23,906      73,896
       Certificates of deposits              76,019      59,392      81,528     216,939      39,286      9,589     265,814
                                           -------------------------------------------------------------------------------
         Total interest-bearing deposits     84,952      68,325      99,394     252,671      85,445     79,944     418,060

     Advances from the Federal Home Loan Bank     -           -           -           -           -     75,000      75,000
     Securities sold under
       agreements to repurchase              13,084           -           -      13,084           -          -      13,084
                                           -------------------------------------------------------------------------------
         Total interest-bearing liabilities  98,036      68,325      99,394     265,755      85,445    154,944     506,144
                                           ===============================================================================

   Interest sensitivity gap                $125,598    $ (3,560)   $ (1,148)   $120,890   $  67,121   $(89,542)   $ 98,469
                                           ===============================================================================
   Cumulative interest sensitivity gap     $125,598    $122,038    $120,890    $120,890   $ 188,011
                                           ========================================================

   Cumulative interest sensitivity gap as a
     percentage of total assets                19.6%       19.0%       18.9%       18.9%       29.3%
______________________

(1)  Excludes nonaccrual loans of $563,000
(2)  Excludes $78.7 million of noninterest-bearing deposits.

     The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 1998, based on the information and assumptions set forth in the notes to the table. Totals as of December 31, 1997 are included for comparative purposes. The Company had no derivative financial instruments, foreign currency exposure or trading portfolio as of December 31, 1998 and 1997. The amounts included under each expected maturity date for loans, mortgage-backed certificates, and other investments were calculated by adjusting the instrument's contractual maturity date for expectations of prepayments, as set forth in the notes to the table. Similarly, expected maturity date amounts for interest-bearing core deposits were calculated based upon estimates of the period over which the deposits would be outstanding as set forth in the notes. With respect to the Company's adjustable rate instruments, amounts included under each expected maturity date were measured by adjusting the instrument's contractual maturity date for expectations of prepayments, as set forth in the notes.

     Interest-earning assets maturing in one year increased and those maturing after five years decreased at December 31, 1998 due primarily to an increase in the loan prepayment rate assumptions at December 31, 1998. These prepayment rates increased as a result of lower interest rates which also contributed to the overall decreases in yields on average interest-earning assets between December 31, 1997 and 1998.

     Interest-bearing liabilities maturing in one year decreased at December 31, 1998 primarily as a result of the reduction in interest- bearing deposits and short-term borrowings which resulted primarily from increases in noninterest-bearing deposits and the sale of mortgage-backed certificates. Interest-bearing liabilities maturing in years three and four changed primarily from the assumption that Federal Home Loan Bank convertible advances were estimated to mature in year four at December 31, 1998 instead of year three at December 31, 1997. A lower cost mix of interest-bearing liabilities contributed to the decrease in the average rate paid on interest- bearing liabilities at December 31, 1998 compared to those paid at December 31, 1997.


                                                     Amount maturing in:
                                         ------------------------------------------------------------------------
                                                                                                There-                 Fair
(Dollars in thousands)                   1 Year     2 Years    3 Years    4 Years    5 Years     after     Total       Value
                                         ------     -------    -------    -------    -------    -------   -------    --------

Interest-earning assets:
   Loans (1) (2)
     Fixed rate                         $ 43,228   $ 26,406   $ 13,366   $  8,583   $  5,573   $  9,643   $106,799   $108,022
       Average interest rate                8.20%      8.20%      8.15%      8.11%      8.00%      7.62%      8.13%

     Adjustable rate                     178,405     75,129     42,430     28,584     18,761     42,014    385,323    388,915
       Average interest rate                7.76%      7.66%      7.71%      7.87%      7.95%      8.02%      7.78%

   Mortgage-backed certificates (3)
     Fixed rate                            1,093        793        673        578        502        274      3,913      3,913
       Average interest rate                7.23%      8.42%      8.42%      8.42%      8.42%      8.95%      8.13%

     Adjustable rate                       6,861      3,190      1,647        857        454         97     13,106     13,106
       Average interest rate                6.73%      7.44%      7.44%      7.45%      7.45%      7.49%      7.07%

   Investments (4)                        18,444     17,378      8,058      3,987          -      5,316     53,183     53,183
     Average interest rate                  6.06%      6.07%      5.40%      5.40%         -%      7.58%      6.07%

   Federal funds sold                     42,289          -          -          -          -          -     42,289     42,289
     Average interest rate                  5.30%         -%         -%         -%         -%         -%      5.30%
                                        -------------------------------------------------------------------------------------
       Total - December 31, 1998        $290,320   $122,896   $ 66,174   $ 42,589   $ 25,290   $ 57,344   $604,613   $609,428
         Average interest rate              7.33%      7.55%      7.52%      7.68%      7.96%      7.92%      7.50%
                                        =====================================================================================
       Total - December 31, 1997        $230,405   $109,602   $ 88,599   $ 53,471   $ 40,778   $152,559   $675,414   $683,134
         Average interest rate              7.58%      7.70%      7.57%      7.91%      7.91%      7.94%      7.73%
                                        =====================================================================================

Interest-bearing liabilities:
   Interest-bearing deposits (5) (6)    $252,671   $ 56,012   $ 29,433   $ 19,997   $ 15,203   $ 44,744   $418,060   $419,849
     Average interest rate                  4.76%      4.55%      3.62%      3.43%      3.22%      2.30%      4.27%

   Borrowings (7)                         13,084          -          -     75,000          -          -     88,084     90,312
     Average interest rate                  3.96%         -%      5.18%      5.11%         -%         -%      4.94%
                                        -------------------------------------------------------------------------------------
       Total - December 31, 1998        $265,755   $ 56,012   $ 29,433   $ 94,997   $ 15,203   $ 44,744   $506,144   $510,161
         Average interest rate              4.72%      4.54%      3.62%      4.76%      3.22%      2.30%      4.38%
                                        =====================================================================================
       Total - December 31, 1997        $383,057   $ 51,634   $ 99,394   $ 20,763   $ 14,668   $ 40,519   $610,035   $612,728
         Average interest rate              5.19%      4.65%      5.14%      4.07%      4.03%      2.93%      4.92%
                                        =====================================================================================

____________________

(1)  Assumes the following annual prepayment rates:
     -For  single-family  residential  adjustable  loans which adjust based upon changes in the one-year constant maturity treasury index, 47%;
     -For single-family fixed-rate first mortgage loans, from 22% to 32%;
     -For commercial real estate loans, an average of 14%;
     -For consumer loans, an average of 27%; and
     -For most other loans, from 2% to 64%.
(2)  Excludes nonaccrual loans of $563,000.
(3) Assumes prepayment rates for adjustable mortgage-backed certificates of 48% to 52% and for fixed-rate mortgage-backed certificates of 14% to 19%.
(4) Totals include the Companys investment in FHLB Stock. Investment securities with call features are reflected in the maturity period in which the security is expected to be called based on interest rates at December 31, 1998.
(5)  For money market deposits, savings and checking accounts, assumes annual decay rates of 31%, 14% and 18%, respectively. These estimated rates are those last published by the Office of Thrift Supervision in November, 1994.
(6)  Excludes $78.7 million of noninterest-bearing deposits.
(7) The estimated expected maturity at December 31, 1998 of the $75 million of convertible FHLB advances is 3.3 years based on information from FHLB-Atlanta.


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

Impact of New Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This Statement is not currently applicable to the Company, because the Company does not have any derivative instruments and is not involved in hedging activities.

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

     In 1997, the Company implemented a four phase project of inventory, assessment, renovation and testing/implementation to address the Year 2000 Issue. The scope of the project includes: ensuring the compliance of all applications, operating systems and hardware on the mainframe, PC and LAN systems; addressing issues related to non-IT embedded software and equipment; and addressing the compliance of the Company's significant borrowers and third party providers. A summary of significant milestones is presented below:

     * The first three phases of inventory, assessment and renovation have been substantially completed. The final phase, testing and implementation, is in process and is expected to be substantially completed by March 31, 1999. The Company plans to conduct additional testing throughout the year.

     * The majority of the Company's non-IT related systems and equipment are currently Year 2000 compliant based primarily on communications with vendors. Compilation of written documentation regarding compliance is underway and is scheduled to be substantially completed by the end of the first quarter of 1999, as is any testing of critical systems that the Company determines needs to be conducted.

     * The potential impact of Year 2000 will depend not only on the corrective measures the Company undertakes but also on other entities who provide data to or receive data from the Company and on those whose operational capability or financial conditions are important to the Company. The Company has received assurances from all major third party vendors that they are either Year 2000 compliant or expect to be in compliance prior to the end of the second quarter of 1999. In addition, management has reviewed significant lending and deposit relationships and consulted with these customers as to their plans to address Year 2000 issues. The plans of such parties are currently being monitored, and any fundamental impact on the Company will be evaluated.

     * The Company has established an internal review process to evaluate its Year 2000 testing results. Monthly progress reports are made to the Company's senior management and Board of Directors.

     * The Company estimates, based on current projections of allocations of existing resources and known direct costs, that total costs related to the Year 2000 project will be approximately $1,150,000. The Company estimates that approximately 78% of these costs will be related to the redeployment of existing personnel to address Year 2000 Issues, while approximately 22% of these costs will represent incremental expenses to the Company since inception of the Year 2000 project. Since inception, the Company has incurred approximately $500,000 of costs related to its Year 2000 project, of which approximately $40,000 represents incremental expenses. Of the $500,000 of Year 2000 project costs incurred since inception, approximately $160,000 and approximately $340,000 were incurred in 1997 and 1998, respectively. Some computer related initiatives have been delayed due to the allocation of resources towards Year 2000 issues. Management believes there has not been an adverse impact on the Company's financial condition or day to day operations as a result of computer projects being deferred due to reallocation of resources to the Year 2000 project.

     * The Company has established a Customer Awareness Program to inform customers of Year 2000 issues and provide status reports as to the Bank's Year 2000 efforts.

     The Company expects its critical systems to be compliant well before December 31, 1999. In the unlikely event that a critical system should not perform as expected or if there is non-compliance by a major third party provider, the Company is developing a contingency plan to address the possible failure of critical systems. The Company expects to complete its contingency plan by the end of the second quarter of 1999.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     Information  contained  in the  "Management's  Discussion  and  Analysis of
Financial Condition and Results of Operations," other than historical information, may contain forward-looking statements that involve risks and uncertainties including, but not limited to, the Company's interest rate risk position, and future credit and economic trends including inflation and changing prices and the Company's compliance with Year 2000 data processing standards. These statements are made pursuant to the safe harbor provisions of the Private Litigation Reform Act of 1995, and are provided to assist the reader in understanding anticipated future financial and operational results. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of these assumptions could ultimately prove to be inaccurate. The Company's actual results may differ materially from those projected in forward-looking statements.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

     See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Risk Management" on pages 46 to 50.


Item 8 - Financial Statements and Supplementary Data
Index to Financial Statements
                                                                                                               Page
Financial Statements:
Report of Independent Accountants................................................................................. 54
Consolidated Statement of Financial Condition as of December 31, 1998 and December 31, 1997....................... 55
Consolidated Statement of Operations for the three years ended December 31, 1998.................................. 56
Consolidated Statement of Comprehensive Income for the three years ended December 1998............................ 57
Consolidated Statement of Changes in Stockholders' Equity for the three years ended
    December 31, 1998............................................................................................. 58
Consolidated Statement of Cash Flows for the three years ended December 31, 1998.................................. 59
Notes to Consolidated Financial Statements........................................................................ 60


Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Accountants


[LETTERHEAD OF PRICEWATERHOUSECOOPERS LLP APPEARS HERE]


To the Board of Directors and Stockholders of CENIT Bancorp, Inc.
Norfolk, Virginia

     In our opinion, the accompanying consolidated statement of financial condition and the related consolidated statements of operations, of comprehensive income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of CENIT Bancorp, Inc. and its subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

Virginia Beach, Virginia
January 29, 1999


Consolidated Statement of Financial Condition
(Dollars in thousands, except per share data)

                                                                                                       December 31,
                                                                                                   1998           1997
                                                                                               ----------------------------

Assets
Cash                                                                                           $    14,656     $    16,993
Federal funds sold                                                                                  42,289          37,118
Securities available for sale at fair value (adjusted cost
of $64,327 and $135,861, respectively)                                                              65,136         137,188
Loans, net:
   Held for investment                                                                             484,783         486,487
   Held for sale                                                                                     3,878           3,167
Interest receivable                                                                                  3,723           4,888
Real estate owned, net                                                                                 377           1,098
Federal Home Loan Bank and Federal Reserve
   Bank stock, at cost                                                                               5,066           8,711
Property and equipment, net                                                                         13,002          14,230
Goodwill and other intangibles, net                                                                  3,647           4,010
Other assets                                                                                         4,499           4,193
                                                                                               ----------------------------
     Total assets                                                                              $   641,056     $   718,083
                                                                                               ============================

Liabilities and Stockholders' Equity
Liabilities:
   Deposits:
     Noninterest-bearing                                                                       $    78,712     $    54,874
     Interest-bearing                                                                              418,060         452,796
                                                                                               ----------------------------
        Total deposits                                                                             496,772         507,670

   Advances from the Federal Home Loan Bank                                                         75,000         145,000
   Other borrowings                                                                                      -           2,575
   Securities sold under agreements to repurchase                                                   13,084           9,664
   Advance payments by borrowers for taxes and insurance                                               599             720
   Other liabilities                                                                                 5,525           2,517
                                                                                               ----------------------------
     Total liabilities                                                                             590,980         668,146
                                                                                               ----------------------------

Commitments (Note 19)
Stockholders' equity:
   Preferred stock, $.01 par value; authorized 3,000,000
     shares; none outstanding                                                                            -               -
   Common stock, $.01 par value; authorized 7,000,000
     shares; issued and outstanding 4,808,806
     and 4,971,243, respectively                                                                        48              50
   Additional paid-in capital                                                                       14,177          18,119
   Retained earnings - substantially restricted                                                     39,600          35,416
   Common stock acquired by Employees Stock
     Ownership Plan (ESOP)                                                                          (4,052)         (4,232)
   Common stock acquired by Management
     Recognition Plan (MRP)                                                                           (199)           (271)
   Net unrealized gain on securities available for sale,
     net of income taxes                                                                               502             855
                                                                                               ----------------------------
     Total stockholders' equity                                                                     50,076          49,937
                                                                                               ----------------------------
                                                                                               $   641,056     $   718,083
                                                                                               ============================

The notes to consolidated financial statements are an integral part of this statement.


Consolidated Statement of Operations
(Dollars in thousands, except per share data)

                                                                                          Year Ended December 31,
                                                                                   1998            1997           1996
                                                                               -------------------------------------------
Interest and fees on loans                                                     $    39,931     $    38,220     $    30,243
Interest on mortgage-backed certificates                                             3,208           8,685          13,224
Interest on investment securities                                                    2,664           2,775           3,657
Dividends and other interest income                                                  1,228           1,096           1,047
                                                                               -------------------------------------------
   Total interest income                                                            47,031          50,776          48,171
                                                                               -------------------------------------------
Interest on deposits                                                                19,571          20,972          19,240
Interest on borrowings                                                               6,234           8,338           8,847
                                                                               -------------------------------------------
   Total interest expense                                                           25,805          29,310          28,087
                                                                               -------------------------------------------
   Net interest income                                                              21,226          21,466          20,084
Provision for loan losses                                                              510             600             377
                                                                               -------------------------------------------
   Net interest income after provision for loan losses                              20,716          20,866          19,707
                                                                               -------------------------------------------
Other income:
   Deposit fees                                                                      2,454           2,040           1,425
   Gains on sales of:
     Securities, net                                                                    72              84              77
     Loans, net                                                                      1,030             548             629
   Loan servicing fees and late charges                                                318             322             353
   Other                                                                             3,139           2,719           1,410
                                                                               -------------------------------------------
     Total other income                                                              7,013           5,713           3,894
                                                                               -------------------------------------------
Other expenses:
   Salaries and employee benefits                                                    8,301           8,313           7,762
   Equipment, data processing, and supplies                                          2,861           2,703           2,529
   Federal deposit insurance premiums, including
     one-time SAIF special assessment of $2,340
     in 1996                                                                           260             277           3,187
   Expenses related to proxy contest and other
     matters                                                                             -             405               -
   Other                                                                             6,775           5,614           4,694
                                                                               -------------------------------------------
     Total other expenses                                                           18,197          17,312          18,172
                                                                               -------------------------------------------
Income before income taxes                                                           9,532           9,267           5,429
Provision for income taxes                                                           3,417           3,264           1,821
                                                                               -------------------------------------------
   Net income                                                                  $     6,115     $     6,003     $     3,608
                                                                               ===========================================

Earnings per share:
     Basic                                                                     $      1.30     $      1.24     $       .74
                                                                               ===========================================
     Diluted                                                                   $      1.27     $      1.20     $       .72
                                                                               ===========================================
Dividends per common share                                                     $       .41     $       .33     $       .25
                                                                               ===========================================

The notes to consolidated financial statements are an integral part of this statement.


Consolidated Statement of Comprehensive Income
(Dollars in thousands)

                                                                                          Year Ended December 31,
                                                                                   1998            1997            1996
                                                                                -------------------------------------------


Net income                                                                      $   6,115       $    6,003      $    3,608
                                                                                -------------------------------------------
Other comprehensive loss, before income taxes:
   Unrealized losses on securities available for sale
     Unrealized holding losses arising during the period                             (445)            (233)           (713)
     Less: reclassification adjustment for gains included in
       net income                                                                     (72)             (84)            (77)
                                                                                -------------------------------------------
Other comprehensive loss, before income taxes                                        (517)            (317)           (790)

Income tax benefit related to items of other
   comprehensive loss                                                                 164              109             242
                                                                                -------------------------------------------
Other comprehensive loss, net of income taxes                                        (353)            (208)           (548)
                                                                                -------------------------------------------
Comprehensive income                                                            $   5,762       $    5,795      $    3,060
                                                                                ===========================================

The notes to consolidated financial statements are an integral part of this statement.


Consolidated Statement of Changes in Stockholders' Equity
(Dollars in thousands)

                                                                                         Common      Accumulated
                                                                                          Stock         Other
                                  Common          Common       Additional                Acquired    Comprehensive
                                   Stock          Stock         Paid-In       Retained   by ESOP    Income (Loss),Net
                                  Shares          Amount        Capital       Earnings   and MRP     of Income Taxes     Total
                                 ----------------------------------------------------------------------------------------------

Balance, December 31, 1995,
   as originally reported        1,596,675    $         16      $ 16,903      $ 28,641      $   (442)       $1,611     $ 46,729
Common stock issued in 1998
   three-for-one stock split     3,193,350              32           (32)            -             -             -            -
                                 ----------------------------------------------------------------------------------------------
Balance at December 31, 1995
   as restated                   4,790,025              48        16,871        28,641          (442)        1,611       46,729
Comprehensive income                     -               -             -         3,608             -          (548)       3,060
Cash dividends paid, net of
   tax benefits relating to              -
   dividends paid on unallocated
   shares held by ESOP                                   -             -        (1,209)            -             -       (1,209)
Principal payments on ESOP
   loan                                  -               -             -             -           300             -          300
Exercise of stock options, stock
   warrants, and related tax
   benefits                        115,107               1           766             -             -             -          767
Other                                    -               -             -             -           (39)            -          (39)
                                 ----------------------------------------------------------------------------------------------
Balance, December 31, 1996       4,905,132              49        17,637        31,040          (181)        1,063       49,608
Comprehensive income                     -               -             -         6,003             -          (208)       5,795
Cash dividends paid                      -               -             -        (1,627)            -             -       (1,627)
Purchase of Common Stock
   by ESOP                               -               -             -             -        (4,232)            -       (4,232)
Exercise of stock options
   and related tax benefits         66,111               1           482             -             -             -          483
Other                                    -               -             -             -           (90)            -          (90)
                                 ----------------------------------------------------------------------------------------------
Balance, December 31, 1997       4,971,243              50        18,119        35,416        (4,503)          855       49,937
Comprehensive income                     -               -             -         6,115             -          (353)       5,762
Cash dividends paid                      -               -             -        (1,931)            -             -       (1,931)
Exercise of stock options
and related tax benefits            69,063               -           602             -             -             -          602
Stock repurchases                 (231,500)             (2)       (4,667)            -             -             -       (4,669)
Other                                    -               -           123             -           252             -          375
                                 ----------------------------------------------------------------------------------------------
Balance, December 31, 1998       4,808,806    $         48      $ 14,177      $ 39,600      $ (4,251)       $  502     $ 50,076
                                 ==============================================================================================

The notes to consolidated financial statements are an integral part of this statement.


Consolidated Statement of Cash Flows
(Dollars in thousands)

                                                                                        Year Ended December 31,
                                                                                 1998           1997             1996
                                                                          ------------------------------------------------

Cash flows from operating activities:
   Net income                                                              $     6,115      $      6,003     $      3,608
   Add (deduct) items not affecting cash during the year:
     Provision for loan losses                                                     510               600              377
     Provision for losses on real estate owned                                      15                81              136
     Amortization of loan yield adjustments                                        381               158              (98)
     Depreciation, amortization and accretion, net                               1,930             2,593            2,481
     Net (gains) losses on sales/disposals of:
       Securities                                                                  (72)              (84)             (77)
       Loans                                                                    (1,030)             (548)            (629)
       Real estate, property and equipment                                          36                16              160
     Proceeds from sales of loans held for sale                                 82,893            45,338           46,685
     Originations of loans held for sale                                       (82,608)          (46,097)         (45,003)
     Change in assets/liabilities, net
       Decrease (increase) in interest receivable and other assets               1,168            (1,121)          (3,689)
       Increase (decrease) in other liabilities                                  3,176               (46)            (532)
                                                                         ------------------------------------------------
         Net cash provided by operating activities                              12,514             6,893            3,419
                                                                         ------------------------------------------------
Cash flows from investing activities:
   Purchases of securities available for sale                                  (48,237)          (16,087)         (67,906)
   Proceeds from sales of securities available for sale                         66,660            35,447           14,792
   Principal repayments on securities available for sale                        34,855            49,243           66,519
   Proceeds from maturities and calls of securities available
     for sale                                                                   18,000            17,000           29,160
   Net increase in loans held for investment                                     2,307           (64,572)        (105,602)
   Net proceeds on sales of real estate owned                                      597             1,224            1,837
   Additions to real estate owned                                                  (86)             (129)            (398)
   Purchases of Federal Home Loan Bank stock
     and Federal Reserve Bank stock                                             (1,650)           (1,850)          (7,942)
   Redemption of Federal Home Loan Bank stock                                    5,295             1,000            7,110
   Purchases of property and equipment                                          (1,273)           (2,727)          (2,662)
   Proceeds from sales of property and equipment                                   453                10                -
                                                                         ------------------------------------------------
         Net cash provided by (used for) investing activities                   76,921            18,559          (65,092)
                                                                         ------------------------------------------------
Cash flows from financing activities:
   Proceeds from exercise of stock options and warrants                            173               357              583
   Net (decrease) increase in deposits                                         (10,898)            8,705           48,435
   Proceeds from Federal Home Loan Bank advances                               587,000         1,255,000        1,918,000
   Repayment of Federal Home Loan Bank advances                               (657,000)       (1,258,000)      (1,903,000)
   Proceeds from other borrowings                                                    -             4,000                -
   Repayment of other borrowings                                                (2,575)           (1,425)            (300)
   Net increase in securities sold under agreement
     to repurchase                                                               3,420             2,526            2,267
   Cash dividends paid                                                          (1,931)           (1,627)          (1,215)
   Purchase of common stock by ESOP                                                  -            (4,232)               -
   Common stock repurchases                                                     (4,669)                -                -
   Other, net                                                                     (121)             (123)             (24)
                                                                         ------------------------------------------------
         Net cash (used for) provided by financing activities                  (86,601)            5,181           64,746
                                                                         ------------------------------------------------
Increase in cash and cash equivalents                                            2,834            30,633            3,073
Cash and cash equivalents, beginning of year                                    54,111            23,478           20,405
                                                                         ------------------------------------------------
Cash and cash equivalents, end of year                                     $    56,945      $     54,111     $     23,478
                                                                         ================================================
Supplemental disclosures of cash flow information:
   Cash paid during the year for interest                                  $     8,910      $     11,624     $     11,883
   Cash paid during the year for income taxes                                    2,855             2,820            1,595
   Schedule of noncash investing and financing activities:
     Real estate acquired in settlement of loans                                   312             1,603            3,920
       Loans to facilitate sale of real estate owned                               470             2,058            1,622
     Loan to facilitate sale of property                                         1,336                 -                -


The notes to consolidated financial statements are an integral part of this statement.

Notes To Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies

     CENIT Bancorp, Inc. (the "Holding Company" or the "Company") is a Delaware corporation that owns CENIT Bank, a federally chartered stock savings bank.
     On June 3, 1998, the Company, as the sole shareholder of its two subsidiary banks, merged Princess Anne Bank ("Princess Anne") into CENIT Bank, FSB. In July 1998, CENIT Bank FSB ceased the use of "FSB" and became CENIT Bank (the "Bank").
     The Company operates in one business segment, providing retail and commercial banking services to customers within its market area.
     The  preparation of the financial  statements in conformity  with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that affect the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, the Bank, and the Bank's wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Loans

     Loans held for investment are carried at their outstanding principal balance. Unearned discounts, premiums, deferred loan fees and costs, and the allowance for loan losses are treated as adjustments of loans in the consolidated statement of financial condition.
     At December 31, 1998 and 1997, approximately seventy-five percent and seventy-one percent, respectively, of the principal balance of the Bank's real estate loans were to residents of or secured by properties located in Virginia. This geographic concentration is also considered in management's establishment of loan loss reserves.
     Interest on loans is credited to income as earned. Interest receivable is accrued only if deemed collectible. Generally, interest is not accrued on loans over ninety days past due. Uncollectible interest on loans that are contractually past due is charged-off or an allowance is established based on management's periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower has reestablished the ability to make periodic interest and principal payments, in which case the loan is returned to accrual status. Interest income is recognized on loans which are ninety days or more past due only if management considers the principal and interest balance to be fully collectible. Loan origination and commitment fees and certain direct loan origination costs and premiums and discounts related to purchased loans are deferred and amortized as an adjustment of yield over the contractual life of the related loan. The unamortized portion of net deferred fees is recognized in income if loans prepay or if commitments expire unfunded. The amortization of net fees or costs is included in interest and fees on loans in the consolidated statement of operations.
     Loans held for sale are carried at the lower of cost or market on an aggregate basis. Loan fees collected and direct origination costs incurred with respect to loans held for sale are deferred as an adjustment of the carrying value of the loans and are included in the determination of gain or loss on sale.

Impaired Loans

     Impaired loans are specifically reviewed loans for which it is probable that the Company will be unable to collect all amounts due according to the terms of the loan agreement. The specific factors that influence management's judgment in determining when a loan is impaired include evaluation of the financial strength of the borrower and the fair value of the collateral. Impaired loans are measured and reported based on the present value of expected cash flows discounted at the loan's effective interest rate, or at the fair value of the loan's collateral if the loan is deemed "collateral dependent." A valuation allowance is required to the extent that the measure of the impaired loans is less than the recorded investment.

Allowance for Loan Losses

     The allowance for loan losses represents management's estimate of an amount adequate to absorb potential losses on loans that may become uncollectible. Factors considered in the establishment of the allowance for loan losses include management's evaluation of specific loans, the level and composition of classified loans, historical loss experience, expectations of future economic conditions, concentrations of credit, the relative inherent risk of loan types that comprise the loan portfolio, and other judgmental factors. The allowance for loan losses is increased by charges to income and decreased by charge-offs, net of recoveries. Actual future losses may differ from estimates as a result of unforeseen events.

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

Securities Sold Under Agreements to Repurchase

     The Bank enters into sales of securities under agreements to repurchase (reverse repurchase agreements). Fixed-coupon reverse repurchase agreements are treated as financing transactions, and the obligations to repurchase securities sold are reflected as liabilities in the statement of financial condition. The securities underlying the agreements continue to be recorded as assets.

Income Taxes

     The provision for income taxes is based upon income taxes estimated to be currently payable and certain changes in deferred income tax assets and liabilities. The deferred tax assets and liabilities relate principally to the use of different reporting methods for bad debts, depreciation, and Federal Home Loan Bank stock dividends.

Statement of Cash Flows

     For purposes of the statement of cash flows, the Company considers cash and federal funds sold to be cash and cash equivalents.

Earnings Per Share

     Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128). FAS 128 replaced the primary and fully diluted earnings per share ("EPS") calculations with two new calculations, basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution of stock options computed using the treasury stock method. In accordance with FAS 128, all prior periods have been restated. Basic earnings per share for the years ended December 31, 1998, 1997, and 1996 were determined by dividing net income for the respective year by 4,715,697 shares, 4,853,484 shares, and 4,850,151 shares, respectively. Diluted earnings per share for the years ended December 31, 1998, 1997, and 1996 were determined by dividing net income for the respective year by 4,829,641 shares, 4,986,066 shares, and 4,998,495 shares, respectively. The difference in the number of shares used for basic earnings per share and diluted earnings per share calculations for each of the three years results solely from the dilutive effect of stock options and warrants. Options on approximately 65,000 shares were not included in computing diluted earnings per share for the year ended December 31, 1998 because their effects were antidilutive. There were no options on shares at December 31, 1997 and 1996 that were antidilutive.

Comparative Financial Statements

     The financial statements for 1996 and 1997 have been reclassified to conform to the 1998 presentation. Such reclassifications had no impact on previously reported net income.

Note 2
Cash

     The Bank is required by the Federal Reserve Bank to maintain average reserve balances. The average amount of these reserve balances for the year ended December 31, 1998 was $2,703,000. On December 31, 1998, the required reserve balance was $5,108,000.

Note 3
Acquisition of Deposits

     On September 26, 1996 and November 7, 1996, the Bank assumed the deposits of five Essex Savings Bank, FSB ("Essex") branches pursuant to a Branch Purchase and Deposit Assumption Agreement dated July 2, 1996. As part of these transactions, the Bank assumed approximately $68.1 million of deposits, acquired certain other assets and liabilities, received approximately $65.5 million of cash and recorded total intangible assets of approximately $2.8 million. The Bank used the majority of the cash proceeds received in connection with the deposit assumptions to reduce its Federal Home Loan Bank (FHLB) advances.
     The Bank still operates the former Essex offices located in downtown Hampton, Virginia and in the Denbigh area of Newport News, Virginia. The deposits associated with Essex's Norfolk and Portsmouth, Virginia offices were consolidated into existing Bank retail offices in those neighborhoods, and the deposits associated ated into the Bank's existing Kiln Creek office located in York County, Virginia.with Essex's Grafton, Virginia office were consolidated into the Bank's existing Kiln Creek office located in York County, Virginia.

Note 4
Intangible Assets

     Goodwill and core deposit intangibles, and the related amortization, are as follows (in thousands):

                                                                                Core Deposit
                                                          Goodwill               Intangible                Total
                                                       -----------------------------------------------------------

Balance, December 31, 1996                             $   3,944                $    437                 $   4,381
Amortization                                                (290)                    (81)                     (371)
                                                       -----------------------------------------------------------
Balance, December 31, 1997                                 3,654                     356                     4,010
Amortization                                                (290)                    (73)                     (363)
                                                       -----------------------------------------------------------
Balance, December 31, 1998                             $   3,364                $    283                 $   3,647
                                                       ===========================================================

     At December 31, 1998, the Company had recorded $1,162,000 of accumulated amortization.

Note 5
Securities Available for Sale

Securities available for sale are as follows (in thousands):

                                                                           December 31,
                                                         1998                                          1997
                                  --------------------------------------------    -------------------------------------------------
                                                  Gross      Gross                                Gross       Gross
                                     Amortized Unrealized Unrealized    Fair         Amortized  Unrealized  Unrealized     Fair
                                        Cost       Gains     Losses     Value          Cost       Gains       Losses       Value
                                  --------------------------------------------    -------------------------------------------------

U.S. Treasury securities         $    26,043 $       353 $         - $    26,396     $    39,139 $       215 $      (11) $   39,343
                                 -----------------------------------------------  -------------------------------------------------
Other U. S. Government agency
securities                            21,344         134         (7)      21,471           5,999           6        (1)       6,004
                                 -----------------------------------------------  -------------------------------------------------
Other debt security                      250           -           -         250               -           -          -           -
                                 -----------------------------------------------  -------------------------------------------------
Mortgage-backed certificates:
     Federal Home Loan
     Mortgage Corporation
     participation certificates       11,445         214           -      11,659          81,382         880        (2)      82,260
   Federal National Mortgage
     Association pass-through
     certificates                      3,293          53         (1)       3,345           6,646         150        (2)       6,794
   Government National
     Mortgage Association
     pass-through certificates         1,952          63          -        2,015           2,695          92          -       2,787
                                 -----------------------------------------------  -------------------------------------------------
     Total mortgage-backed
       certificates                   16,690         330         (1)      17,019          90,723       1,122        (4)      91,841
                                 -----------------------------------------------  -------------------------------------------------
                                 $    64,327 $       817 $       (8) $    65,136     $   135,861 $     1,343$      (16) $   137,188
                                 ===============================================  =================================================


     During 1998, 1997, and 1996, the Company recognized gross gains of $143,000, $111,000, and $140,000, respectively, and gross losses of $71,000,
$27,000,  and  $63,000,   respectively,  on  the  sale  of  available  for  sale
securities.

     The amortized cost and fair value of securities available for sale at December 31, 1998 are shown below by contractual maturity (in thousands):

                                          Amortized        Fair
                                            Cost           Value
                                        --------------------------

Due in one year or less                $   12,010      $    12,079
Due after 1 year through 5 years           35,377           35,788
Due after 5 years                             250              250
Mortgage-backed certificates               16,690           17,019
                                       ---------------------------
                                       $   64,327      $    65,136
                                       ===========================

Note 6
Loans

Loans held for investment consist of the following (in thousands):


                                                           December 31,
                                                        1998            1997
                                                  -----------------------------

First mortgage loans:
  Single family                                    $    251,117    $    308,525
  Multi-family                                            7,874           6,374
  Construction:
    Residential                                          66,853          56,992
    Nonresidential                                        4,101           1,420
  Commercial real estate                                 76,611          57,913
  Consumer lots                                           3,703           4,573
  Acquisition and development                            11,444          13,327
Equity and second mortgage                               52,845          45,194
Purchased mobile home                                        52              95
Boat                                                      4,275           5,685
Other consumer                                           10,537           7,250
Commercial business                                      33,485          24,222
                                                   ----------------------------
                                                        522,897         531,570
Undisbursed portion of construction
  and acquisition and development loans                (35,463)        (42,067)
Allowance for loan losses                               (4,024)         (3,783)
Unearned discounts, premiums, and loan
  fees, net                                              1,373             767
                                                   ----------------------------
                                                   $    484,783    $    486,487
                                                   ============================

     At December 31, 1998, the Company's gross loan portfolio contains $215,833,000 of adjustable-rate mortgage loans and $55,022,000 of loans which are callable or balloon at various dates over the next seven years. Prime-based loans, net of the undisbursed portion of construction and acquisition and development loans, totaled $98,595,000 at December 31, 1998.

Nonaccrual loans are as follows (in thousands):

                                                      December 31,
                                           1998           1997             1996
                                    -------------------------------------------

Single family                        $      416      $      528      $    1,172
Commercial real estate                        -               -             457
Land acquisition                              -             200             200
Purchased mobile home                        15              48              83
Other consumer                               68              24              17
Commercial business                          64             240             483
                                     ------------------------------------------
                                     $      563      $    1,040      $    2,412
                                     ==========================================

     Interest income that would have been recorded under the contractual terms of such nonaccrual loans and the interest income actually recognized are summarized as follows (in thousands):
                                                        Year Ended December 31,
                                                      1998      1997       1996
                                                  -----------------------------

Interest income based on contractual terms        $     61  $   92    $     252
Interest income recognized                              36      30          114
                                                  -----------------------------
  Interest income foregone                        $     25  $   62    $     138
                                                  =============================


Changes in the allowance for loan losses are as follows (in thousands):

                                              Year Ended December 31,
                                      1998            1997                 1996
                                    -------------------------------------------

Balance at beginning of year        $    3,783      $    3,806      $     3,696
Provision for loan losses                  510             600              377
Losses charged to allowance               (382)           (836)            (738)
Recovery of prior losses                   113             213              471
                                  ---------------------------------------------
  Balance at end of year            $    4,024      $    3,783      $     3,806
                                 ==============================================

     There were no impaired loans at December 31, 1998 and 1997.

     Loans serviced for others approximate $13,826,000 at December 31, 1998, $16,013,000 at December 31, 1997, and $17,740,000 at December 31, 1996.

Note 7
Interest Receivable

The components of interest receivable are as follows (in thousands):

                                                             December 31,
                                                         1998             1997
                                                    ---------------------------

Interest on loans                                   $    2,766      $     3,054
Interest on mortgage-backed certificates                   178            1,090
Interest on investments and interest-bearing
  deposits                                                 819              909
                                                   ----------------------------
                                                         3,763            5,053
Less:  Allowance for uncollected interest                 (40)            (165)
                                                   ----------------------------
                                                    $    3,723      $     4,888
                                                   ============================

Note 8
Real Estate Owned

Real estate owned is as follows (in thousands):
                                                              December 31,
                                                        1998             1997
                                                    ---------------------------


Residential - Single family                         $      325      $     1,204
Land                                                       105                -
                                                    ---------------------------
                                                           430            1,204
Less:  Valuation allowance                                (53)            (106)
                                                   ----------------------------
                                                    $      377      $     1,098
                                                   ============================

     Changes in the valuation allowance for real estate owned are as follows (in thousands):

                                                  Year Ended December 31,
                                          1998            1997           1996
                                    -------------------------------------------

Balance at beginning of year        $      106      $      200      $       161
Provision for losses                        15              81              136
Losses charged to allowance               (68)           (175)             (97)
                                   --------------------------------------------
  Balance at end of year            $       53      $      106      $       200
                                   ============================================

     The provision for losses on real estate owned is included in other expense in the accompanying consolidated statement of operations.

Note 9
Federal Home Loan Bank and Federal Reserve Bank Stock

     Investment in the stock of the Federal Home Loan Bank (FHLB) is required by law for federally insured savings associations such as the Bank. No ready market exists for the stock and it has no quoted market value. The FHLB is required under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") to use its future earnings in various government-mandated programs including low to moderate income housing. These programs and other uses of the FHLB's future earnings could impair its ability to pay dividends to the Company on this investment.
     Investment in the stock of the Federal Reserve Bank is required by law for insured institutions such as Princess Anne. Due to the merger of Princess Anne with the Bank in 1998, investment in the stock of the Federal Reserve Bank is no longer required and the stock has been redeemed.

Note 10
Property and Equipment

Property and equipment consist of the following (in thousands):

                                                           December 31,
                                                       1998             1997
                                                    ---------------------------

Buildings and leasehold improvements                $    9,857      $    11,829
Furniture and equipment                                  9,845            8,904
                                                   ----------------------------
                                                        19,702           20,733
Less:  Accumulated depreciation and
       amortization                                     (9,404)          (9,318)
                                                   ----------------------------
                                                        10,298           11,415
Land                                                     2,704            2,815
                                                   ----------------------------
                                                    $   13,002      $    14,230
                                                   ============================

     Depreciation and amortization expense is $1,251,000, $1,154,000, and $1,037,000 for the years ended December 31, 1998, 1997 and 1996, respectively.
     In December 1998, the Company sold its corporate office building and leased back a portion of the building over a three-year period that ends December 31, 2001. The transaction was accounted for as a sale-leaseback. Accordingly, gain on the sale of $404,000 has been deferred and will be recognized in proportion to the related gross rent charged to expense over the lease term.

Note 11
Deposits

     Deposit balances by type and range of interest rates at December 31, 1998 and 1997 are as follows (in thousands):

                                                            December 31,
                                                        1998             1997
                                                    ---------------------------

Noninterest-bearing:
     Commercial checking                            $   69,801      $    47,499
     Personal checking                                   8,911            7,375
                                                    ---------------------------
          Total noninterest-bearing deposits            78,712           54,874
                                                    ---------------------------

Interest-bearing:
     Passbook and statement savings
          (interest rates of 2.46% at 1998 and
             3.34% at 1997)                             36,588           44,118
     Checking accounts (interest rates of 1.43% at
          1998 and 2.05% at 1997)                       41,762           32,754
     Money market deposits (interest rates of
          3.36% at 1998 and 3.25% at 1997)              73,896           47,726
     Certificates:
          3.99% or less                                    345              519
          4.00% to 4.99%                               121,862           70,286
          5.00% to 5.99%                               113,417          218,016
          6.00% to 6.99%                                18,818           27,210
          7.00% to 7.99%                                 9,958           10,369
          8.00% to 8.99%                                   294              668
          9.00% to 9.99%                                 1,120            1,130
                                                    ---------------------------
          Total certificates                           265,814          328,198
                                                    ---------------------------
          Total interest-bearing deposits              418,060          452,796
                                                    ---------------------------
          Total deposits                            $  496,772      $   507,670
                                                    ===========================

     Certificates in denominations greater than $100,000 aggregated $24,940,000 and $28,831,000 at December 31, 1998 and 1997, respectively. The weighted average cost of deposits approximates 4.54% and 4.66% for the years ended December 31, 1998 and 1997, respectively.

The following is a summary of interest expense on deposits (in thousands):

                                                Year Ended December 31,
                                          1998            1997          1996
                                    -------------------------------------------

Passbook and statement savings      $    1,235      $    1,522     $      1,558
Checking accounts                          605             602              677
Money market deposits                    2,412           1,566            1,398
Certificates                            15,373          17,351           15,678
Less:  Early withdrawal penalties         (54)            (69)             (71)
                                   --------------------------------------------
                                    $   19,571      $   20,972     $     19,240
                                   ============================================

     At December 31, 1998, remaining maturities on certificates are as follows (in thousands):
                                              1999               $   216,939
                                              2000                    29,582
                                              2001                     9,704
                                              2002                     5,406
                                              2003                     4,183
                                                                 -----------
                                                                 $   265,814
                                                                 ===========

     At December 31, 1998, the Bank has pledged mortgage-backed certificates, U.
S. Treasury securities, and other U. S. Government agency securities with a total carrying value of $2,763,000 to the State Treasury Board as collateral for certain public deposits.

Note 12
Advances from the Federal Home Loan Bank

     At December 31, 1998, advances from the Federal Home Loan Bank (FHLB) consist of a $60,000,000 convertible fixed-rate advance with an interest rate of 5.18% and a $15,000,000 convertible fixed-rate advance with an interest rate of 4.84%. The $60,000,000 fixed-rate advance was convertible to an adjustable-rate advance at the option of the FHLB beginning in September, 1998, and quarterly thereafter until the advance's maturity in September, 2007. Through December 31, 1998, the FHLB has not exercised its option. The $15,000,000 fixed-rate advance matures in December 2003 and is subject, in December 2001, to a one-time option by the FHLB to convert to an adjustable-rate advance. These advances are collateralized by mortgage-backed certificates with a net book value of approximately $2,421,000 and by first mortgage loans with a net book value of approximately $244,203,000.
     The weighted average cost of advances from the FHLB is 5.43% and 5.58% for the years ended December 31, 1998 and 1997, respectively.

Note 13
Other Borrowings

     In 1997, the Company borrowed $4,000,000 from an unrelated third party lender for general corporate purposes. The loan balance was paid in full during 1998.

Note 14
Securities Sold under Agreements to Repurchase

     At December 31, 1998, mortgage-backed certificates sold under agreements to repurchase had a carrying value of $12,717,000 and a market value of
$13,346,000. The mortgage-backed certificates underlying these repurchase agreements were delivered to a branch of the Federal Reserve Bank which is acting as custodian in the transaction. The Company enters into reverse repurchase agreements with dealers and certain commercial deposit customers. The reverse repurchase agreements executed with commercial deposit customers do not constitute savings accounts or deposits and are not insured by the Federal Deposit Insurance Corporation. At December 31, 1998, all of the Company's reverse repurchase agreements were with commercial customers.

     The following is a summary of certain information regarding the Company's reverse repurchase agreements (dollars in thousands):

                                                              December 31,
                                                          1998             1997
                                                    ---------------------------

Balance at end of year                              $   13,084      $     9,664
Average amount outstanding during the year              12,026            8,893
Maximum amount outstanding at any month end             22,913           12,199
Weighted average interest rate during the year           4.45%            4.60%
Weighted average interest rate at end of year            3.96%            4.57%
Weighted average maturity at end of year                 daily            daily

Note 15
Other Income and Other Expense

The components of other income and other expense are as follows (in thousands):

                                                Year Ended December 31,
                                          1998            1997           1996
                                    -------------------------------------------
Other income:
 Brokerage fees                     $      468      $      850      $       413
 Merchant processing fees                2,062           1,391              738
 Other miscellaneous                       609             478              259
                                    -------------------------------------------
                                    $    3,139      $    2,719      $     1,410
                                    ===========================================

Other expense:
 Net occupancy expense of premises       1,901      $    1,848      $     1,715
 Professional fees                         611             345              474
 Expenses, gains/losses on sales,
   and provision for losses on real
   estate owned, net                        89             215               38
 Merchant processing                     1,766           1,130              586
 Other miscellaneous                     2,408           2,076            1,881
                                    -------------------------------------------
                                    $    6,775      $    5,614      $     4,694
                                   ============================================

Note 16
Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

     Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):
                                                     December 31,
                                         1998             1997            1996
                                    -------------------------------------------

Deferred tax assets:
     Bad debt reserves              $    1,474      $    1,251      $     1,297
     Other                                 324             219               34
                                    -------------------------------------------
                                         1,798           1,470            1,331
                                    -------------------------------------------

Deferred tax liabilities:
     Federal Home Loan Bank
                stock dividends          (696)           (696)            (696)
     Unrealized gains on securities
                available for sale       (308)           (472)            (580)
     Depreciation                        (344)           (296)            (327)
     Other                               (251)           (299)            (106)
                                   --------------------------------------------
                                       (1,599)         (1,763)          (1,709)
                                   --------------------------------------------
Net deferred tax asset (liability) $      199      $     (293)     $      (378)
                                   ============================================

The provision for income taxes consists of the following (in thousands):

                                               Year Ended December 31,
                                          1998            1997          1996
                                    -------------------------------------------

Current:
     Federal                        $    3,452      $    3,109      $     1,810
     State                                 294             131                -
                                    -------------------------------------------
                                         3,746           3,240            1,810
                                    -------------------------------------------
Deferred:
     Federal                              (277)             20                8
     State                                 (52)              4                3
                                    -------------------------------------------
                                          (329)             24               11
                                    -------------------------------------------
                                    $    3,417      $    3,264      $     1,821
                                    ===========================================

     The reconciliation of "expected" federal income tax computed at the statutory rate (34%) to the reported provision for income taxes is as follows (in thousands):
                                               Year Ended December 31,
                                         1998            1997            1996
                                    -------------------------------------------

Computed "expected" tax provision   $    3,241      $    3,151      $     1,846
  Increase (decrease) in taxes
    resulting from:
      State income taxes, net of
        federal tax benefit               194              86                2
      Other                               (18)             27              (27)
                                   --------------------------------------------
 Provision for income taxes         $    3,417      $    3,264      $     1,821
                                   ============================================

     For tax purposes, the Bank may only deduct bad debts as charged off. This amount may differ significantly from the amount deducted for book purposes. Retained earnings at December 31, 1998 includes $6,134,000 representing that portion of the Bank's tax bad debt allowance for which no provision for income taxes has been made. This amount would be subject to federal income taxes if the Bank were to use the reserve for purposes other than to absorb losses.

Note 17
Employee Benefit Plans

Employees Stock Ownership Plan

     The following summarizes information relating to the Company's Employee Stock Ownership Plan, which covers substantially all employees after they have met certain eligibility requirements.

     Stock Purchase - 1992

     The Company recognized compensation expense on an accrual basis based upon the annual number of shares to be released valued at historical cost, plus estimated annual administrative expenses of the ESOP, less estimated annual dividends to be used for debt service and administrative expenses. ESOP related compensation expense recognized by the Company totaled $238,000 in 1996. The Company recognized interest expense on the ESOP loan and made quarterly contributions to the ESOP sufficient to fund such interest payments. Total contributions to the ESOP, which were used to fund principal and interest payments on the ESOP loan and administrative expenses of the ESOP, totaled $254,000 in 1996. There were no contributions to the ESOP nor any ESOP related compensation expense recognized in 1998 or 1997.
     In 1998 and 1997, dividends received by the ESOP, all of which related to allocated shares, were first used for administrative expenses, and dividends remaining were distributed to plan participants. Dividends received on allocated shares in 1998 totaled $93,000, of which $72,000 was distributed to participants. Dividends received on allocated shares in 1997 totaled $81,000, of which $63,000 was distributed to participants. In 1996, dividends received on both unallocated and allocated shares were used for debt service. Dividends received in 1996 totaled $63,000. The tax benefit relating to dividends paid on unallocated shares held by the ESOP is reflected as an addition to retained earnings. Shares were released and allocated to eligible participants on an annual basis. The number of additional shares released and allocated annually was based upon the pro rata amount of the total ESOP loan principal paid in that year as compared to the ESOP loan principal balance at the beginning of that year. At December 31, 1998, the ESOP has 216,950 allocated shares. A total of 14,581 shares were distributed in 1998 to terminated employees. All shares held by the ESOP relating to the 1992 stock purchase are considered outstanding for earnings per share calculations.

     Stock Purchase - 1997

     The Company recognizes compensation expense on an accrual basis based upon the estimated annual number of shares to be released valued at the shares' fair value. ESOP related compensation expense recognized by the Company totaled $467,933 in 1998.
     The loan between the ESOP and the holding company has a fifteen-year term with monthly principal and interest payments which commenced as of January 1998. Shares are released and allocated to eligible participants annually. The number of shares released and allocated annually is based upon the pro rata amount of the total principal and interest paid in that year as compared to the total estimated principal and interest to be paid over the entire term of the loan. Dividends received on unallocated shares were used for debt service.
     All of the 248,157 shares purchased in 1997 were unallocated at December 31, 1997. In 1998, 20,709 shares were allocated and were included in earnings per share calculations. At December 31, 1998, the fair value of unearned shares approximated $4,890,000.

401(k) Plan

     The Company has a 401(k) plan to which eligible employees may contribute a specified percentage of their gross earnings each year. For the years ended December 31, 1998, 1997 and 1996, the maximum percentage that could be contributed by employees was 15%, 10%, and 7%, respectively. The Company contributed a total of $207,000, and $154,000 to these plans during the years ended December 31, 1997, and 1996, respectively. In 1998, no contribution was made.

Postretirement Benefit Plan

     The Company sponsors a postretirement health care and life insurance benefit plan. This plan is unfunded and the Company retains the right to modify or eliminate these benefits. Participating retirees and eligible dependents under the age of 65 are covered under the Company's regular medical and dental plans. Participating retirees and eligible dependents age 65 or older are eligible for a Medicare supplement plan. The medical portion of the plan is contributory for retirees, with retiree contributions adjusted annually, and contains other cost-sharing features such as deductibles and copays. The life insurance portion of the plan is noncontributory.
     As permitted by FAS 106, the Company elected to amortize its unrecognized transition obligation over 20 years. At December 31, 1998 and December 31, 1997, the Company's unfunded accumulated postretirement benefit obligation totaled $804,000 and $537,000, respectively, and the accrued postretirement benefit cost recognized in the statement of financial condition totaled $177,000 and $136,000, respectively. Postretirement benefit cost was $97,000, $69,000, and $71,000 in 1998, 1997 and 1996, respectively.

Note 18
Stock Options and Awards

     At December 31, 1998, the Company has two stock-based compensation plans, the CENIT Stock Option Plan and the Management Recognition Plan, which are described below. Princess Anne also had three stock option plans prior to the merger with the Company. The Company has elected not to adopt the recognition provisions of Statement of Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock-Based Compensation," which requires a fair-value based method of accounting for stock options and similar equity awards, and will continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations to account for its stock-based compensation plans.

Stock Option Plans

     In conjunction with the Bank's 1992 conversion, the Company adopted the CENIT Stock Option Plan for the benefit of non- employee directors and key officers. During the period 1992-1997, the Company granted options relating to 370,875 shares of common stock, which is the total number of shares reserved for issuance under the Stock Option Plan. Options granted in 1992 in connection with the conversion became exercisable in full from two to five years after the date of grant, options granted in 1993 became exercisable in full two years after the date of grant, and options granted in 1994, 1995, 1996 and 1997 are exercisable 25% each year over the four-year period after the applicable date of grant. In addition, limited stock appreciation rights were granted with the options issued under the Stock Option Plan. These rights may be exercised in lieu of the related stock options only in the event of a change in control of the Company, as defined in the Stock Option Plan.
     In 1998, the Company adopted the CENIT Long-Term Incentive Plan for the benefit of non-employee directors and key officers and employees. The total number of shares of common stock reserved for issuance under the Long-Term Incentive Plan is 251,238. Options granted in 1998 are exercisable 25% each year over the four-year period after the date of grant. The Long-Term Incentive Plan and 1998 option awards are subject to the ratification and approval of the plan by the stockholders of the Company. In the alternative, the Company granted to the same optionees stock appreciation rights in amounts corresponding to the 1998 option awards, subject to expiration upon the Long-Term Incentive Plan's approval by the Company's stockholders.
     Under both the Stock Option Plan and the Long-Term Incentive Plan, the option price cannot be less than the fair market value of the common stock on the date of the grant, and options expire no later than ten years after the date of the grant.


                                                                          Year Ended December 31,
                                                 1998                             1997                              1996
                                     ----------------------------------------------------------------------------------------------
                                                     Weighted                         Weighted                           Weighted
                                                      Average                          Average                             Average
                                                     Exercise                         Exercise                           Exercise
                                        Shares         Price            Shares         Price              Shares           Price
                                     ----------------------------------------------------------------------------------------------

Outstanding at beginning
     of year                             271,938     $    6.09         343,149      $   5.40             399,681         $  4.95

Granted                                   67,000         22.25          12,705         15.00              18,702           11.54

Exercised                                (84,798)         5.31         (83,916)         4.63             (73,923)           4.49

Forfeited                                 (5,030)        15.65               -             -              (1,311)           5.94
                                      ----------                    ----------                         ---------
Outstanding at end of year               249,110         10.50         271,938          6.09             343,149            5.40
                                      ==========                    ==========                         =========


Options exercisable at
     year end                            164,331                       233,424                           289,983


     The weighted average fair value of options granted during 1998, 1997 and 1996 was $6.09, $4.89 and $3.73, respectively.

     The weighted  average fair value of all of the options  granted  during the
period  1995  through   1998  has  been   estimated   using  the   Black-Scholes
option-pricing model with the following weighted average assumptions:


                                                                              Year Ended December 31,
                                                         1998                      1997                       1996
                                               --------------------------------------------------------------------
Annual dividend yield                                    2.70%                    2.22%                       2.31%
Weighted average risk-free interest rate                 4.76%                    6.47%                       6.55%
Weighted average expected volatility                    29.00%                   28.00%                      29.00%
Weighted average expected life in years                   6.0                      6.3                         6.0

     The provisions of FAS 123 require pro forma disclosure of compensation expense for the Company based on the fair value of the awards at the date of the grant. Under those provisions, the Company's net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

                                                                           Year Ended December 31,
                                                         1998                   1997                        1996
                                               -------------------------------------------------------------------
Net income:
       As reported                                     $6,115                   $6,003                      $3,608
       Pro forma                                        6,071                    5,973                       3,590

Basic earnings per share:
       As reported                                     $ 1.30                   $ 1.24                      $ 0.74
       Pro forma                                         1.29                     1.23                        0.74

Diluted earnings per share:
       As reported                                     $ 1.27                   $ 1.20                      $ 0.72
       Pro forma                                         1.26                     1.20                        0.72


     The following table summarizes information about the options outstanding at December 31, 1998:


                                              Options Outstanding                                 Options Exercisable
                           -----------------------------------------------------------   ---------------------------------

                                                        Weighted
                                                         Average          Weighted                                Weighted
                                                        Remaining         Average                                 Average
       Range of                    Number              Contractual        Exercise            Number              Exercise
    Exercise Prices             Outstanding               Life             Price            Exercisable             Price
--------------------------------------------------------------------------------------------------------------------------

     $3.84                        107,266                 3.58           $   3.84            107,266            $   3.84
     $5.95                         16,527                 2.45               5.95             16,527                5.95
     $7.09 to $7.73                21,056                 5.08               7.44             21,056                7.44
     $11.55 to $12.34              29,004                 7.58              12.04             17,223               11.67
     $15.00                        10,257                 8.17              15.00              2,259               15.00
     $22.25                        65,000                 9.75              22.25                  -               22.25
                                  -------                                                    -------
                                  249,110                 5.90              10.50            164,331                5.49
                                  =======                                                    =======



Management Recognition Plan

     The objective of the MRP is to enable the Company to retain personnel of experience and ability in key positions of responsibility. The MRP was authorized to acquire up to 2% of the shares of common stock of the Company issued in the conversion. The Bank contributed $247,250 to the MRP to enable the MRP trustees to acquire a total of 64,500 shares of the common stock in the conversion at $3.84 per share. As a result of an oversubscription in the subscription offering, the MRP was able to acquire only 45,000 shares in the conversion. In 1997 and 1996, the MRP purchased 14,118 and 10,605 additional shares, respectively, at an average price of approximately $15.13 and $11.26 per share, respectively. No shares were purchased in 1998.
     A total of 37,086 shares were granted in 1992 and vested 20% each year over five years beginning in 1993. The shares granted in 1996 and 1997 vest at the end of three to five years. Compensation expense, which is recognized as shares vest, totaled $72,320, $122,000, and $82,000 for 1998, 1997 and 1996,
respectively. The unamortized cost of the shares purchased, which represents deferred compensation, is reflected as a reduction of stockholders' equity in the Company's consolidated statement of financial condition.

     A summary of MRP grants is as follows:

                                               Year Ended December 31,
                                             1998           1997         1996
                                         --------------------------------------
         Outstanding at beginning of year  34,182          30,393        27,204
         Granted                                -          14,118        10,605
         Exercised                         (2,907)        (10,329)      (7,416)
                                         --------------------------------------
         Outstanding at end of year        31,275          34,182        30,393
                                         ======================================

     No grants were forfeited during 1997 and 1996 and no grants were exercisable at December 31, 1998, 1997, and 1996. During 1998, 3,783 shares were forfeited and returned to the outstanding balance. At December 31, 1998, the weighted average period until the awards become vested is approximately one and one-half years. The weighted average fair value of shares granted in 1997 and 1996 was $15.00, and $11.54, respectively.

Note 19
Commitments and Financial Instruments With Off-Balance Sheet Credit Risk

     The Company is a party to financial instruments with off-balance sheet credit risk in the normal course of business to meet the financing needs of its customers and, to a lesser extent, to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit in the form of loans or through letters of credit, interest rate caps and interest rate swaps. At December 31, 1998, financial instruments with off-balance sheet risk are limited to outstanding loan commitments and letters of credit. There are no open interest rate cap or interest rate swap positions at December 31, 1998.
     Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contracts prior to funding. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Because certain of the commitments are expected to be withdrawn or expire unused, the total commitment amount does not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case- by-case basis. The type and amount of collateral obtained varies but generally includes real estate or personal property.

     The Company had loan commitments, excluding the undisbursed portion of construction and acquisition and development loans, as follows (in thousands):

                                                             December 31,
                                                        1998             1997
                                                     --------------------------
Commitments outstanding:
  Mortgage loans:
    Fixed rate (rates between 6.00% and 8.25% at
       1998 and between 7.00% and 9.50% at 1997)    $    4,615      $     2,766
    Variable rate                                        1,219            1,745
  Commercial business loans                              5,617            2,857
                                                    ---------------------------
                                                    $   11,451      $     7,368
                                                    ===========================

     At December 31, 1998, the Company has granted unused consumer and commercial lines of credit of $29,577,000 and $4,684,000, respectively, and has commitments to purchase loans totaling $27,551,000.
     Standby letters of credit are written unconditional commitments issued to guarantee the performance of a customer to a third party and total approximately $3,964,000 at December 31, 1998. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending a loan and the collateral obtained, if any, varies but generally includes real estate or personal property. Because most of these letters of credit expire without being drawn upon, they do not necessarily represent future cash requirements.
      Commitments to purchase securities are contracts for delayed delivery of securities in which the seller agrees to make delivery on a specified future date of a specified instrument, with a specified coupon, for a specified price. At December 31, 1998, the Company had no such commitments.
      Rent expense under long-term operating leases for property approximates $713,000, $709,000, and $620,000 for the years ended December 31, 1998, 1997 and
1996, respectively. The minimum rental commitments under noncancelable leases with an initial term of more than one year for the years ending December 31, are as follows (in thousands):

                                                  1999              $       856
                                                  2000                      693
                                                  2001                      597
                                                  2002                      374
                                                  2003                      312
                                                  Thereafter              1,423
                                                                    -----------
                                                                    $     4,255
                                                                    ===========

Note 20
Regulatory matters

Capital Adequacy

     The Bank is subject to various regulatory capital requirements administered by the OTS. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.
     As set forth in the table below, quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of tier 1 (core) capital to adjusted total assets, of tier 1 risk-based and total risk-based capital to risk-weighted assets and tangible equity capital to adjusted total assets. As of December 31, 1998, the Bank exceeded all capital adequacy requirements to which it is subject.
     As of December 31, 1998, the most recent notification from the OTS categorized the Bank as "well capitalized" under the framework for prompt corrective action. To be considered well capitalized under prompt corrective action provisions, the Bank must maintain capital ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's categorizations.

     The Bank's actual capital amounts and ratios are as follows (dollars in thousands):


                                                                                                                  Required for
                                                  Actual                          Required                      Well Capitalized
                                        ---------------------------    ---------------------------       ---------------------------

                                           Amount         Ratio           Amount      Ratio                   Amount         Ratio
                                           ------         -----           ------      -----                   ------         -----
As of December 31, 1998:

Tier 1 (core) capital                    $   45,271       7.1%         $   25,481      4.0%               $   31,851       5.0%
Tier 1 risk-based capital                    45,271      10.5              17,221      4.0                    25,832       6.0
Total risk-based capital                     49,074      11.4              34,442      8.0                    43,053      10.0
Tangible equity capital                      45,271       7.1              12,740      2.0                         -         -

As of December 31, 1997:

Core capital                             $   32,302       6.6%         $   14,744      3.0%               $   24,575       5.0%
Tier 1 risk-based capital                    32,302      11.1              11,610      4.0                    17,416       6.0
Total risk-based capital                     34,799      12.0              23,221      8.0                    29,026      10.0
Tangible capital                             32,302       6.6               7,372      1.5                         -         -

     The regulatory capital of the Bank increased during 1998 primarily as a result of the merger of the Company's two subsidiary banks.

Dividend Restrictions

     The Bank's capital exceeds all of the capital requirements imposed by FIRREA. OTS regulations provide that an association that exceeds all fully phased-in capital requirements before and after a proposed capital distribution can, after prior notice but without the approval by the OTS, make capital distributions during the calendar year of up to the higher of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income during the most recent four-quarter period. Any additional capital distributions require prior regulatory approval.
     The Company is subject to the restrictions of Delaware law, which generally limit dividends to the amount of a corporation's surplus or, in the case where no such surplus exists, the amount of a corporation's net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

Note 21
Stockholders' Equity

     As part of the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, the Bank established a liquidation account for the benefit of eligible depositors who continue to maintain their deposit accounts in the Company after conversion. In the unlikely event of a complete liquidation of the Bank, each eligible depositor will be entitled to receive a liquidation distribution from the liquidation account, in the proportionate amount of the then current adjusted balance for deposit accounts held, before distribution may be made with respect to the Bank's capital stock. The Bank may not declare or pay a cash dividend to the Company on, or repurchase any of, its capital stock if the effect thereof would cause the retained earnings of the Bank to be reduced below the amount required for the liquidation account. Except for such restrictions, the existence of the liqui dation account does not restrict the use or application of the Bank's retained earnings. At December 31, 1998, the liquidation account balance was $3,243,000.

Note 22
Related Party Transactions

     The Company has made loans to executive officers, directors, and to companies in which the executive officers and directors have a financial interest. The following is a summary of related party loans (in thousands):

Balance at January 1, 1998                                        $    2,892
Originations - 1998                                                    2,581
Repayments - 1998                                                     (1,178)
                                                                  -----------
Balance at December 31, 1998                                      $    4,295
                                                                  ===========

     Under the Company's current policy, related party loans are made on substantially the same terms, including interest rate and collateral requirements, as are available to the general public. The Company believes loans to related parties do not involve more than the normal risk of collectibility. Commitments to extend credit and letters of credit to related parties totaled $944,000 at December 31, 1998.

Note 23
Disclosures About Fair Value of Financial Instruments

     The following summary presents the methodologies and assumptions used to estimate the fair value of the Company's financial instruments presented below. The Company operates as a going concern and except for its investment securities portfolio and certain residential loans, no active market exists for its financial instruments. Much of the information used to determine fair value is highly subjective and judgmental in nature and therefore the results may not be precise. The subjective factors include, among other things, estimates of cash flows, risk characteristics, credit quality, and interest rates, all of which are subject to change. Since the fair value is estimated as of December 31, 1998, the amounts which will actually be realized or paid upon settlement or maturity of the various instruments could be significantly different.

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

Loans

     The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities, or based on quoted market prices for mortgage- backed certificates securitized by similar loans, adjusted for differences in loan characteristics. The risk of default is measured as an adjustment to the discount rate, and no future interest income is assumed for nonaccrual loans.
     The fair value of loans does not include the value of the customer relationship or the right to fees generated by the account.

Federal Home Loan Bank Stock

     The carrying value of Federal Home Loan Bank stock is a reasonable estimate of the fair value.

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

     The estimated fair values of the Company's financial instruments that differ from their carrying amount are as follows (in thousands):


                                                                          December 31,
                                                             1998                             1997
                                                   ---------------------------     --------------------------
                                                     Carrying          Fair          Carrying         Fair
                                                      Amount           Value          Amount          Value
                                                   --------------------------     --------------------------
Financial assets:
  Loans held for investment, net                   $ 484,783      $  489,598       $  486,487     $   494,207
Financial liabilities:
  Deposits with stated maturities                    265,814         267,603          328,198         330,314
  Long-term borrowings                                75,000          77,228           62,575          63,152

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

Condensed Statement of Financial Condition
(In thousands)
                                                              December 31,
                                                         1998             1997
                                                    ---------------------------
Assets:
  Cash                                              $       56      $         1
  Securities available for sale at fair value              250                -
  Equity in net assets of the Bank                      49,420           51,173
  Other assets                                             776            1,908
                                                    ---------------------------
                                                    $   50,502      $    53,082
                                                    ===========================

Liabilities:
  Other borrowings                                  $        -      $     2,575
  Other liabilities                                        426              570
                                                    ---------------------------
                                                           426            3,145
                                                    ---------------------------
Stockholders' equity                                    50,076           49,937
                                                    ---------------------------
                                                    $   50,502      $    53,082
                                                    ===========================

Condensed Statement of Operations
(In thousands)
                                                Year Ended December 31,
                                         1998             1997            1996
                                    -------------------------------------------
Equity in earnings of the Bank      $    6,520      $    6,767      $     3,943
Interest income                             22               -                -
Interest expense                          (76)           (110)             (16)
Salaries and employee benefits           (296)           (349)            (276)
Expenses related to proxy contest
and other matters                            -            (405)               -
Professional fees                        (202)           (247)            (108)
Other expenses                            (86)            (87)            (122)
                                    -------------------------------------------
Income before income taxes               5,882           5,569            3,421
Benefit from income taxes                  233             434              187
                                    -------------------------------------------
Net income                          $    6,115      $    6,003      $     3,608
                                    ===========================================

Condensed Statement of Cash Flows
(In thousands)
                                                      Year Ended December 31,
                                                    1998       1997       1996
                                               --------------------------------
Cash flows from operating activities:
     Net income                                $   6,115   $   6,003   $  3,608
     Add (deduct) items not affecting cash:
       Distributions in excess of earnings
       (undistributed earnings) of the Bank        1,399      (3,157)    (1,941)
       Amortization                                    6           3         26
       Decrease (increase) in other assets         1,860        (114)    (1,192)
       (Decrease) increase in liabilities            (73)        189        121
                                               --------------------------------
      Net cash provided by operations              9,307       2,924        622
                                               --------------------------------

Cash flows from investing activities:
     Purchase of securities available for sale      (250)          -          -
                                               --------------------------------
      Net cash used for investing activities        (250)          -          -
                                               --------------------------------

Cash flows from financing activities:
     Cash dividends paid                          (1,931)     (1,627)    (1,215)
     Net proceeds from issuance of common stock      173         357        583
     Increase in other borrowings                      -       4,000          -
     Principal payments on other borrowings       (2,575)     (1,425)         -
     Common stock repurchases                     (4,669)          -          -
                                                                              -
     Purchase of common stock by ESOP                  -      (4,232)         -
                                               --------------------------------
      Net cash used for financing activities      (9,002)     (2,927)     (632)
                                               --------------------------------
Net increase (decrease) in cash and cash
     equivalents                                      55          (3)       (10)

Cash and cash equivalents at beginning of period       1           4         14
                                               --------------------------------
Cash and cash equivalents at end of period     $      56   $       1  $       4
                                               ================================

Note 25
Quarterly Results of Operations (Unaudited)
(Dollars in thousands, except per share data)

                                                                                Year Ended December 31, 1998
                                                                     First          Second           Third          Fourth
                                                                    Quarter         Quarter         Quarter        Quarter
                                                               -----------------------------------------------------------


Total interest income                                          $   12,564      $    12,317     $    11,367     $    10,783
Total interest expense                                              7,177            7,014           6,006           5,608
                                                               -----------------------------------------------------------
     Net interest income                                            5,387            5,303           5,361           5,175
Provision for loan losses                                             204              136             100              70
                                                               -----------------------------------------------------------
     Net interest income after provision
       for loan losses                                              5,183            5,167           5,261           5,105
Other income                                                        1,565            1,869           1,803           1,776
Other expenses                                                      4,498            4,701           4,506           4,492
                                                               -----------------------------------------------------------
Income before income taxes                                          2,250            2,335           2,558           2,389
Provision for income taxes                                            793              831             934             860
                                                               -----------------------------------------------------------
     Net income                                                $    1,457      $     1,504     $     1,624     $     1,529
                                                               ===========================================================

Earnings per share:
     Basic                                                     $      .31      $       .32     $       .34     $       .33
                                                               ===========================================================
     Diluted                                                   $      .30      $       .31     $       .33     $       .33
                                                               ===========================================================
Dividends per common share                                     $      .10      $       .10     $       .10     $       .11
                                                               ===========================================================

                                                                                Year Ended December 31, 1997
                                                                     First          Second           Third          Fourth
                                                                    Quarter         Quarter         Quarter        Quarter
                                                               -----------------------------------------------------------

Total interest income                                          $   12,551      $    12,766     $    12,858     $    12,601
Total interest expense                                              7,221            7,385           7,461           7,243
                                                               -----------------------------------------------------------
     Net interest income                                            5,330            5,381           5,397           5,358
Provision for loan losses                                             150              150             150             150
                                                               -----------------------------------------------------------
     Net interest income after provision
       for loan losses                                              5,180            5,231           5,247           5,208
Other income                                                          971            1,359           1,376           2,007
Other expenses                                                      4,527            4,194           3,979           4,612
                                                               -----------------------------------------------------------
Income before income taxes                                          1,624            2,396           2,644           2,603
Provision for income taxes                                            570              848             935             911
                                                               -----------------------------------------------------------
     Net income                                                $    1,054      $     1,548     $     1,709     $     1,692
                                                               ===========================================================

Earnings per share:
     Basic                                                     $      .22      $       .31     $       .35     $       .36
                                                               ===========================================================
     Diluted                                                   $      .21      $       .30     $       .34     $       .35
                                                               ===========================================================
Dividends per common share                                     $      .08      $       .08     $       .08     $       .08
                                                               ===========================================================

NOTE: May not add to total for year due to rounding.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
                                    PART III

Item 10 - Directors and Executive Officers of the Registrant

     The information contained under the caption "Election of Directors" to appear in the Company's definitive proxy statement relating to the Company's 1999 Annual Meeting of Stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year covered by this report on Form 10-K (hereinafter referred to as the "Annual Meeting Proxy Statement"), is incorporated herein by reference. Information concerning the executive officers of the Company is included in Part I of this Report on Form 10-K.

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

(a) (1)  Financial Statements
(a) (2)  Financial Statement Schedules

   See Item 8 - Financial Statements and Supplementary Data

(a) (3)  Exhibits

     The following exhibits are either filed as part of this report or are incorporated herein by reference:

     Exhibit No. 3 Certificate of Incorporation, incorporated herein by reference to this report from the Exhibits to Form S-1, Registration Statement filed on July 31, 1991, Registration No. 33-41848 and Amendment No. 2 to Form S-1 Registration Statement, filed on June 11, 1992, Exhibits to Form 10-Q filed on November 3, 1997, and Exhibits to Form 8-K filed December 31, 1998.

     3.1   Certificate of Incorporation of CENIT Bancorp, Inc.
     3.3 Certificate of Amendment to Certificate of Incorporation of CENIT Bancorp, Inc.
     3.4   Amended Bylaws of CENIT Bancorp, Inc.

     Exhibit No. 10. Material Contracts, incorporated herein by reference to this document from the Exhibits to Form S-1, Registration Statement, as amended, filed on July 31, 1991, Registration No. 33-41848, Exhibits to Amendment No. 1 to Form S-1 filed on April 29, 1992, Exhibits to Amendment No. 2 to Form S-1 filed on June 11, 1992, Exhibits to Form 8-K filed on October 22, 1993, Exhibits to Form 8-K filed on November 18, 1994, Exhibits to Form S-4 filed on April 4, 1995, Registration No. 033-90922, Exhibits to Form 10-Q filed on November 14, 1995, Exhibits to Form 8-K filed on July 9, 1996, Exhibits to Form 10-K filed on March 25, 1997, and Exhibits to Form 10-Q filed on May 5, 1998.

     10.1  Employment Agreement with Michael S. Ives
     10.2  CENIT Stock Option Plan
     10.3  CENIT Employees Stock Ownership Plan and Trust Agreement
     10.4  ESOP Loan Commitment Letter
     10.5  CENIT Management Recognition Plan
     10.6  ESOP Loan Agreement
     10.7 Agreement and Plan of Reorganization between Princess Anne Company and CENIT Bancorp, Inc.
     10.9 Branch Purchase and Deposit Assumption Agreement between CENIT Bancorp, Inc. and Essex Savings Bank, F.S.B.
     10.10 Amendment to Employment Agreement with Michael S. Ives
     10.12 Consulting Agreement with J. Morgan Davis
     10.13 Non-Competition and Non-Disclosure Agreement with J. Morgan Davis

Exhibit 10.14  Amendment  to  Employment  Agreement  with  Michael  S.  Ives
     The Amendment to Employment  Agreement  with Michael S. Ives is attached as
     Exhibit 10.14

Exhibit  10.15  CENIT Long Term Incentive Plan
     The CENIT Long Term Incentive Plan is attached as Exhibit 10.15

Exhibit 10.16 Key Executive Change of Control Agreement with Barry L. French The Key Executive Change of Control Agreement with Barry L. French is attached as Exhibit 10.16

Exhibit 10.17 Key Executive Change of Control Agreement with John O. Guthrie The Key Executive Change of Control Agreement with John O. Guthrie is attached as Exhibit 10.17

Exhibit 10.18 Key Executive Change of Control Agreement with Roger J. Lambert The Key Executive Change of Control Agreement with Roger J. Lambert is attached as Exhibit 10.18

Exhibit 10.19 Key Executive Change of Control Agreement with Alvin D. Woods The Key Executive Change of Control Agreement with Alvin D. Woods is attached as Exhibit 10.19

Exhibit 10.20 Alternative Stock Appreciation Rights Program for Non-Employee Directors
     The Alternative Stock Appreciation Rights Program for Non-Employee Directors is attached as Exhibit 10.20

Exhibit 10.21 Alternative Stock Appreciation Right Agreement (officers) with Michael S. Ives
     The Alternative Stock Appreciation Right Agreement (officers) with Michael S. Ives is attached as Exhibit 10.21

Exhibit 10.22 Alternative Stock Appreciation Right Agreement (officers) with Barry L. French
     The Alternative Stock Appreciation Right Agreement (officers) with Barry L. French is attached as Exhibit 10.22

Exhibit 10.23 Alternative Stock Appreciation Right Agreement (officers) with John O. Guthrie
     The Alternative Stock Appreciation Right Agreement (officers) with
     John O. Guthrie is attached as Exhibit 10.23

Exhibit 10.24 Alternative Stock Appreciation Right Agreement (officers) with Roger J. Lambert
     The Alternative Stock Appreciation Right Agreement (officers) with Roger J. Lambert is attached as Exhibit 10.24

Exhibit 10.25 Alternative Stock Appreciation Right Agreement (officers) with Alvin D. Woods
     The Alternative Stock Appreciation Right Agreement (officers) with Alvin D. Woods is attached as Exhibit 10.21

Exhibit No. 11  Statement Re:  Computation of Per Share Earnings
     The 1998  statement Re:  Computation  of per share  earnings is attached as
     Exhibit 11

Exhibit No. 21 Subsidiaries of the Registrant. CENIT Bank is the only subsidiary of the Registrant. Information regarding CENIT Bank is included in Part I, Item 1 under the captions "Activities of Subsidiary Companies of CENIT Bank" which is incorporated by reference

Exhibit No. 23.1  Consent of Independent Accountants.
     The consent of PricewaterhouseCoopers LLP, independent accountants for the Company, is attached as Exhibit 23.1

Exhibit No. 27  Financial Data Schedule Article 9
     The Financial Data Schedule Article 9 is attached as Exhibit 27

(b)  Reports on Form 8-K filed in the fourth quarter of 1998

     A report on Form 8-K was filed on December 31, 1998, dated December 28, 1998, which included Item 5, a news release reporting the filing of a shareholder proposal and Item 7, the Amended Bylaws of CENIT Bancorp, Inc.

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

                                              CENIT Bancorp, Inc.


                                 By:          /s/ Michael S. Ives
                                              --------------------------
                                              Michael S. Ives, President
                                              and Chief Executive Officer

                                              March 30, 1999
                                              --------------
                                                  (Date)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:/s/ John O. Guthrie                            March 30, 1999
   ---------------------------                    --------------
   John O. Guthrie                                    (Date)
   Senior Vice President and
   Chief Financial Officer


By:/s/ Winfred O. Stant, Jr.                       March 30, 1999
   ---------------------------                    --------------
   Winfred O. Stant, Jr.                               (Date)
   First Vice President and
   Chief Accounting Officer


By:/s/ C. L. Kaufman, Jr.                         March 30, 1999
   ---------------------------                    --------------
   C. L. Kaufman, Jr.                                 (Date)
   Chairman of the Board/Director


By:/s/ Michael S. Ives                            March 30, 1999
   ---------------------------                    --------------
   Michael S. Ives                                    (Date)
   Director


By:/s/ David L. Bernd                             March 30, 1999
   ---------------------------                    --------------
   David L. Bernd                                     (Date)
   Director


By:/s/ Patrick E. Corbin                          March 30, 1999
   ---------------------------                    --------------
   Patrick E. Corbin                                  (Date)
   Director


By:/s/ William J. Davenport, III                  March 30, 1999
   ---------------------------                    --------------
   William J. Davenport, III                          (Date)
   Director


By:/s/ Thomas J. Decker, Jr.                      March 30, 1999
   ---------------------------                    --------------
   Thomas J. Decker, Jr.                              (Date)
   Director


By:/s/ John F. Harris                             March 30, 1999
   ---------------------------                    --------------
   John F. Harris                                     (Date)
   Director

By:/s/ William H. Hodges                          March 30, 1999
   ---------------------------                    --------------
   William H. Hodges                                  (Date)
   Director


By:/s/ Charles R. Malbon, Jr.                     March 30, 1999
   ---------------------------                    --------------
   Charles R. Malbon, Jr.                             (Date)
   Director


By:/s/ Roger C. Reinhold                          March 30, 1999
   ---------------------------                    --------------
   Roger C. Reinhold                                  (Date)
   Director


By:/s/ Anne B. Shumadine                          March 30, 1999
   ---------------------------                    --------------
   Anne B. Shumadine                                  (Date)
   Director


By:/s/ David R. Tynch                             March 30, 1999
   ---------------------------                    --------------
   David R. Tynch                                     (Date)
   Director