Form 10-Q
period 1999-03-31
CENIT BANCORP INC
filed 1999-05-14
CIK 877834

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                      -----------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       -----------------------------------


For Quarter Ended March 31, 1999          Commission File Number 0-20378

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

                      YES   X                           NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock $.01 Par Value                           4,798,780
       Title of Class                        Number of Shares Outstanding
                                                  as of May 10, 1999

                      CENIT BANCORP, INC. AND SUBSIDIARIES

                                    Contents
-------------------------------------------------------------------------------


                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1
   Financial Statements

Consolidated Statement of Financial Condition as of March 31, 1999
(Unaudited)and December 31, 1998............................................. 1

Unaudited Consolidated Statement of Operations for the Three Months
Ended March 31, 1999 and March 31, 1998...................................... 2

Unaudited Consolidated Statement of Comprehensive Income for the Three
Months Ended March 31, 1999 and March 31, 1998............................... 3

Unaudited Consolidated Statement of Changes in Stockholders' Equity for the
Three Months ended March 31, 1999............................................ 4

Unaudited Consolidated Statement of Cash Flows for the Three Months Ended
March 31, 1999 and March 31, 1998............................................ 5

Notes to Unaudited Consolidated Financial Statements......................... 6

Item 2
     Management's  Discussion and Analysis of Financial Condition and Results
of Operations................................................................ 7

Item 3
   Quantitative and Qualitative Disclosures about Market Risk................18

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

Item 6
   Exhibits and Reports on Form 8-K..........................................18

   Signatures................................................................18

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                      CENIT BANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                  (Dollars in thousands, except per share data)

                                     ASSETS

                                                                             (Unaudited)
                                                                           March 31, 1999       December 31, 1998
                                                                           --------------       -----------------
Cash                                                                          $  20,304             $  14,656
Federal funds sold                                                               21,900                42,289
Securities available for sale at fair value (adjusted
   cost of $69,172 and $64,327, respectively)                                    69,658                65,136
Loans, net:
   Held for investment                                                          492,263               484,783
   Held for sale                                                                  2,717                 3,878
Interest receivable                                                               4,013                 3,723
Real estate owned, net                                                              392                   377
Federal Home Loan Bank stock, at cost                                             4,250                 5,066
Property and equipment, net                                                      12,916                13,002
Goodwill and other intangibles, net                                               3,558                 3,647
Other assets                                                                      3,726                 4,499
                                                                              ---------             ---------
                                                                              $ 635,697             $ 641,056
                                                                              =========             =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits:
     Noninterest-bearing                                                      $  73,597             $  78,712
     Interest-bearing                                                           416,632               418,060
                                                                              ---------             ---------
        Total deposits                                                          490,229               496,772
   Advances from the Federal Home Loan Bank                                      75,000                75,000
   Securities sold under agreements to repurchase                                16,187                13,084
   Advance payments by borrowers for taxes and insurance                          1,080                   599
   Other liabilities                                                              3,502                 5,525
                                                                              ---------             ---------
        Total liabilities                                                       585,998               590,980
                                                                              ---------             ---------
Stockholders' equity:
   Preferred stock, $.01 par value; authorized 3,000,000
     shares; none outstanding                                                         -                     -
   Common stock, $.01 par value; authorized 7,000,000 shares;
     issued and outstanding 4,791,940 and 4,808,806 shares,
     respectively                                                                    48                    48
   Additional paid-in capital                                                    13,837                14,177
   Retained earnings - substantially restricted                                  39,696                39,600
   Common stock acquired by Employee Stock Ownership Plan (ESOP)                 (4,006)               (4,052)
   Common stock acquired by Management Recognition
     Plan (MRP)                                                                    (177)                 (199)
   Accumulated other comprehensive income,
     net of income taxes                                                            301                   502
                                                                              ---------             ---------
     Total stockholders' equity                                                  49,699                50,076
                                                                              ---------             ---------
                                                                              $ 635,697             $ 641,056
                                                                              =========             =========


The notes to unaudited consolidated financial statements are an integral part of this statement.

                      CENIT BANCORP, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                                                                               Three Months
                                                                                                   Ended
                                                                                                March 31,
                                                                                         1999             1998
                                                                                         ----             ----
Interest and fees on loans                                                            $   9,445         $ 10,050
Interest on mortgage-backed certificates                                                    273            1,483
Interest on investment securities                                                           770              684
Dividends and other interest income                                                         239              347
                                                                                       --------         --------
   Total interest income                                                                 10,727           12,564
                                                                                       --------         --------
Interest on deposits                                                                      4,198            5,102
Interest on borrowings                                                                    1,182            2,075
                                                                                       --------         --------
   Total interest expense                                                                 5,380            7,177
                                                                                       --------         --------
   Net interest income                                                                    5,347            5,387
Provision for loan losses                                                                    14              204
                                                                                       --------         --------
   Net interest income after provision for loan losses                                    5,333            5,183
                                                                                       --------         --------
Other income:
   Deposit fees                                                                             659              603
   Merchant processing fees                                                                 514              393
   Commercial mortgage brokerage fees                                                       158              181
   Gains on sales of loans and securities, net                                              240              175
   Other                                                                                    260              213
                                                                                       --------         --------
     Total other income                                                                   1,831            1,565
                                                                                       --------         --------

Other expenses:
   Salaries and employee benefits                                                         2,436            2,088
   Equipment, data processing and supplies                                                  747              704
   Net occupancy expense of premises                                                        526              473
   Merchant processing                                                                      429              361
   Professional fees                                                                        174              194
   Other                                                                                    563              678
                                                                                       --------         --------
     Total other expenses                                                                 4,875            4,498
                                                                                       --------         --------

Income before income taxes                                                                2,289            2,250
Provision for income taxes                                                                  824              793
                                                                                       --------         --------
   Net income                                                                         $   1,465         $  1,457
                                                                                       ========         ========

Earnings per  share:
   Basic                                                                              $     .32         $    .31
                                                                                       ========         ========
   Diluted                                                                            $     .31         $    .30
                                                                                       ========         ========
Dividends per common share                                                            $     .15         $    .10
                                                                                       ========         ========


The notes to unaudited consolidated financial statements are an integral part of this statement.

                      CENIT BANCORP, INC. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                             (Dollars in thousands)



                                                                                               Three Months
                                                                                                   Ended
                                                                                                March 31,
                                                                                         1999             1998
                                                                                         ----             ----

Net income                                                                             $  1,465          $ 1,457
                                                                                       --------          -------

Other comprehensive loss, before income taxes:
   Unrealized losses on securities available for sale
     Unrealized holding losses arising during the period                                   (323)            (189)
     Less: reclassification adjustment for gains included in net income                       -              (31)
                                                                                       --------          -------

Other comprehensive loss, before income taxes                                              (323)            (220)

Income tax benefit related to items of other comprehensive loss                             122               77
                                                                                       --------          -------

Other comprehensive loss, net of income taxes                                              (201)            (143)
                                                                                       --------          -------

Comprehensive income                                                                   $  1,264          $ 1,314
                                                                                       ========          =======

The notes to unaudited consolidated financial statements are an integral part of this statement.

                      CENIT BANCORP, INC. AND SUBSIDIARIES

       UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        Three Months Ended March 31, 1999
                             (Dollars in thousands)




                                                                                         Common
                                                                                         Stock      Accumulated Other
                                     Common       Common      Additional                Acquired      Comprehensive
                                      Stock        Stock       Paid-In     Retained     by ESOP      Income, Net of
                                     Shares       Amount       Capital     Earnings      and MRP      Income Taxes        Total
                                     ------       ------       -------     --------     ---------    ---------------      -----

Balance, December 31, 1998        4,808,806        $ 48       $14,177      $39,600      $(4,251)       $   502         $ 50,076


Comprehensive income                      -           -             -        1,465           -            (201)           1,264


Cash dividends declared                   -           -             -       (1,369)          -               -           (1,369)


Exercise of stock options and
   related tax benefits               1,464           -            17            -           -               -               17


Stock repurchases                   (18,330)          -          (373)           -           -               -             (373)


Other                                     -           -            16            -          68               -               84
                                    ---------       ---        ------       ------      -------        -------          -------


Balance, March 31, 1999             4,791,940      $ 48       $13,837      $39,696      $(4,183)       $   301         $ 49,699
                                    =========       ===        ======       ======      =======        =======          =======



The notes to unaudited consolidated financial statements are an integral part of this statement.

                      CENIT BANCORP, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                                         Three months ended March 31,
                                                                         ----------------------------
                                                                         1999                   1998
                                                                         ----                   ----
Cash flows from operating activities:
   Net income                                                             $  1,465           $  1,457
   Add (deduct) items not affecting cash in the period:
     Provision for loan losses                                                  14                204
     Provision for losses on real estate owned                                   -                 14
     Amortization of loan yield adjustments                                    178                100
     Depreciation, amortization and accretion, net                             432                578
     Net (gains) losses on sales/disposals of:
        Securities                                                               -                (31)
        Loans                                                                 (240)              (144)
        Real estate, property and equipment                                    (45)                46
     Proceeds from sales of loans held for sale                             17,340             12,945
     Originations of loans held for sale                                   (15,943)           (13.636)
     Change in assets/liabilities:
        Net (increase) decrease in interest receivable and other assets        534               (251)
        Net increase (decrease) in other liabilities                        (2,512)               651
                                                                           -------            -------
        Net cash provided by operating activities                            1,223              1,933
                                                                           -------            -------
Cash flows from investing activities:
   Purchases of securities available for sale                              (11,136)           (32,903)
   Proceeds from sales of securities available for sale                          -             17,768
   Principal repayments on securities available for sale                     2,279              9,984
   Proceeds from maturities of securities available for sale                 4,000              4,000
   Net increase in loans held for investment                                (7,748)           (33,391)
   Net proceeds on sales of real estate owned                                   57                161
   Purchases of Federal Home Loan Bank stock                                     -             (1,650)
   Redemption of Federal Home Loan Bank stock                                  816                150
   Purchases of property and equipment                                        (225)              (392)
                                                                           -------            -------
     Net cash used for investing activities                                (11,957)           (36,273)
                                                                           -------            -------
Cash flows from financing activities:
   Proceeds from exercise of stock options and warrants                          9                 36
   Net increase (decrease) in deposits                                      (6,543)             1,775
   Proceeds from Federal Home Loan Bank advances                                 -            267,000
   Repayment of Federal Home Loan Bank advances                                  -           (254,000)
   Repayments of other borrowings                                                -               (714)
   Common stock repurchases                                                   (373)                 -
   Net increase in securities sold under agreement
     to repurchase                                                           3,103                114
   Cash dividends paid                                                        (684)              (473)
   Other, net                                                                  481                646
                                                                           -------            -------
        Net cash provided by (used for) financing activities                (4,007)            14,384
                                                                           -------            -------
Decrease in cash and cash equivalents                                      (14,741)           (19,956)
Cash and cash equivalents, beginning of period                              56,945             54,111
                                                                           -------            -------
Cash and cash equivalents, end of period                                 $  42,204           $ 34,155
                                                                           =======            =======
Supplemental disclosures of cash flow  information:
     Cash paid during the period for interest                            $   1,660           $  2,704
     Cash paid during the period for income taxes                              127                  -
   Schedule of noncash investing and financing activities:
     Real estate acquired in settlement of loans                         $      76           $    105
     Loans to facilitate sale of real estate owned                               -                258


The notes to unaudited consolidated financial statements are an integral part of this statement.

                      CENIT BANCORP, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month periods ended March 31, 1999 and 1998 are not necessarily indicative of results that may be expected for the entire year or any interim periods. Certain previously reported amounts have been reclassified to agree with the current presentation. The interim financial statements should be read in conjunction with the December 31, 1998 consolidated financial statements of CENIT Bancorp, Inc. (the "Company").

Note 2 - Per Share Data

     Basic earnings per share is calculated using weighted average shares outstanding. For the three month period ended March 31, 1999, weighted average shares used to compute basic earnings per share were 4,566,074. For the three months ended March 31, 1998, weighted average shares used to compute basic earnings per share were 4,729,096.

     Diluted earnings per share is calculated by adding common stock equivalents to the weighted average shares outstanding. For the three month period ended March 31, 1999, weighted average shares used to compute diluted earnings per share were 4,654,449. For the three months ended March 31, 1997, weighted average shares used to compute diluted earnings per share were 4,868,040.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The Company's business currently consists of the business of its sole subsidiary, CENIT Bank (the "Bank"). The principal business of the Bank consists of attracting retail deposits from the general public in its market area through a variety of deposit products and investing these funds in commercial, real estate and consumer loans. The Bank also invests in mortgage-backed certificates, securities issued by the U.S. Treasury and U.S. Government agencies, federal funds sold, Federal Home Loan Bank stock, and other investments permitted by applicable laws and regulations.

Financial Condition Of The Company

Total Assets

     At March 31, 1999, the Company had total assets of $635.7 million compared to $641.1 million at December 31, 1998.

Securities Available for Sale

     Securities available for sale totaled $69.7 million at March 31, 1999 and are comprised of U. S. Treasury and other U. S. Government Agency securities, mortgage-backed certificates, and other debt securities. The net increase of $4.6 million or 6.9% from the December 31, 1998 balance of $65.1 million resulted primarily from $11.1 million in purchases of available for sale securities, partially offset by $4.0 million in proceeds from maturities, and $2.3 million in principal repayments.

Loans

     The balance of net loans held for investment increased from $484.8 million at December 31, 1998 to $492.3 million at March 31, 1999, an increase of $7.5 million or 1.5%. This increase is primarily due to an increase in fixed rate single-family mortgages of $14.6 million, offset by an $11.8 million decrease in adjustable rate single-family mortgages. The Company's core banking loans (multi-family, commercial real estate, construction, land acquisition and development, commercial business and consumer loans) increased 2.0% or $4.7 million from December 31, 1998 to March 31, 1999. For the three months ended March 31, 1999, loan originations totaled $54.1 million and loan purchases totaled $23.7 million, of which $22.5 million was a bulk purchase of 15 year fixed-rate residential loans. Total principal reductions totaled $72.2 million.

     The following table sets forth the composition of the Company's loans in dollar amounts and as a percentage of the Company's total gross loans held for investment at the dates indicated.

                                                            March 31, 1999                 December 31, 1998
                                                            --------------                 -----------------
                                                                        (Dollars in Thousands)
                                                       Amount        Percent              Amount        Percent
                                                       ------        -------              ------        -------

Real estate loans:
   Residential permanent 1- to 4-family:
     Adjustable rate                                  $ 169,258        31.96%           $  181,104        34.63%
     Fixed rate
       Conventional                                      80,922        15.28                66,041        12.63
       Guaranteed by VA or insured by FHA                 3,685          .70                 3,972          .76
                                                       --------        -----             ---------        -----
     Total permanent 1- to 4-family                     253,865        47.94               251,117        48.02
   Residential permanent 5 or more family                 7,597         1.43                 7,874         1.51
                                                       --------        -----             ---------        -----

     Total permanent residential loans                  261,462        49.37               258,991        49.53
                                                       --------        -----             ---------        -----

   Commercial real estate loans:
     Hotels                                               9,201         1.74                 9,208         1.76
     Office and warehouse facilities                     37,898         7.16                36,659         7.01
     Retail facilities                                   23,251         4.39                22,823         4.37
     Other                                                8,301         1.57                 7,921         1.51
                                                       --------        -----             ---------        -----
     Total commercial real estate loans                  78,651        14.86                76,611        14.65
                                                       --------        -----             ---------        -----

   Construction loans:
     Residential 1- to 4-family                          49,503         9.35                47,232         9.03
     Residential 5 or more family                        13,692         2.58                19,621         3.75
     Nonresidential                                       4,337          .82                 4,101          .79
                                                       --------        -----             ---------        -----
     Total construction loans                            67,532        12.75                70,954        13.57
                                                       --------        -----             ---------        -----


   Land acquisition and development loans:
     Consumer lots                                        3,569          .67                 3,703          .71
     Acquisition and development                         13,390         2.53                11,444         2.19
                                                       --------        -----             ---------        -----

     Total land acquisition and development
       loans                                             16,959         3.20                15,147         2.90
                                                       --------        -----             ---------        -----

     Total real estate loans                            424,604        80.18               421,703        80.65
                                                       --------        -----             ---------        -----
Consumer loans:
   Boats                                                  3,979          .75                 4,275          .82
   Home equity and second mortgage                       52,229         9.86                52,845        10.11
   Other                                                 10,470         1.98                10,589         2.02
                                                       --------        -----             ---------        -----
     Total consumer loans                                66,678        12.59                67,709        12.95
                                                       --------        -----             ---------        -----
Commercial business loans                                38,314         7.23                33,485         6.40
                                                       --------        -----             ---------        -----
     Total loans                                        529,596       100.00%              522,897       100.00%
                                                       --------        =====             ---------        =====

Less:
   Allowance for loan losses                              3,944                              4,024
   Loans in process                                      34,744                             35,463
   Unearned discounts, premiums, and loan fees, net      (1,355)                            (1,373)
                                                       --------                          ---------
                                                         37,333                             38,114
                                                       --------                          ---------
Total loans, net                                      $ 492,263                         $  484,783
                                                       ========                          =========


     The following table sets forth information about originations, purchases, sales, and principal reductions for the Company's loans for the period indicated.

                                                            Three Months Ended
                                                              March 31, 1999
                                                          ---------------------
                                                          (Dollars in Thousands)
Loans originated:
   Real estate:
      Permanent:
         Residential 1- to 4-family                             $  19,146
         Residential 5 or more family                                   -
                                                                ---------
            Total                                                  19,146
                                                                ---------
      Commercial real estate                                        3,883
                                                                ---------

       Construction:
         Residential 1- to 4-family                                 3,429
         Residential 5 or more family                                   -
         Nonresidential                                               819
                                                                ---------
            Total                                                   4,248
                                                                ---------
      Land acquisition:
         Consumer lots                                                266
         Acquisition and development                                3,497
                                                                ---------
            otal                                                   3,763
                                                                ---------
            Total real estate loans originated                     31,040
                                                                ---------
   Consumer:
      Home equity and second mortgage                               8,063
      Other                                                         2,085
                                                                ---------
            Total                                                  10,148
                                                                ---------
   Commercial business                                             12,874
                                                                ---------
            Total loans originated                                 54,062
                                                                ---------
   Loans purchased                                                 23,668
                                                                ---------
            Total loans originated and purchased                   77,730
                                                                ---------
Principal reductions:
   Repayments and other principal reductions                       55,462
   Real estate loans sold                                          16,713
                                                                ---------
            Total principal reductions                             72,175
                                                                ---------
Net increase in total loans                                     $   5,555
                                                                =========
Net decrease in gross loans held for sale                       $  (1,144)
Net increase in gross loans held for investment                     6,699
                                                                ---------
                                                                $   5,555
                                                                =========

Deposits

     The balance of deposits decreased $6.5 million or 1.3% from $496.8 million at December 31, 1998 to $490.2 million at March 31, 1999. Certificates of deposits and noninterest-bearing deposits decreased $5.4 million and $5.1 million, respectively, from December 31, 1998 to March 31, 1999. This decrease was partially offset by an increase of $4.0 million in interest-bearing checking, savings and money market deposits.

Capital

     The Bank's capital ratios exceeded applicable regulatory requirements at March 31, 1999.

     In June 1998, the Board of Directors of the Company gave the Company's management the discretion to repurchase up to five percent (or 249,830 shares) of the Company's shares. As of December 31, 1998, the Company repurchased 231,500 shares. The remaining 18,330 shares were repurchased in January 1999.

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


                                                                          March 31,                December 31,
                                                                            1999                       1998
                                                                          ---------                ------------
                                                                                  (Dollars in Thousands)

Nonperforming loans:
   Real estate loans:
     Permanent residential 1- to 4-family
       Nonaccrual                                                        $  429                     $   359
       Accruing loans 90 days or more past due                              562                         511
                                                                         ------                     -------
         Total                                                              991                         870
                                                                         ------                     -------

   Consumer loans:
     Boats  (nonaccrual)                                                     29                          37
     Home equity and second mortgage (nonaccrual)                            57                          57
     Credit cards (accruing loans 90 days or
       more past due)                                                         -                           2
     Other (nonaccrual)                                                      40                          46
                                                                         ------                     -------
       Total                                                                126                         142
                                                                         ------                     -------
   Commercial business loans:
     Nonaccrual                                                             107                          64
     Accruing loans 90 days or more past due                                  -                           -
                                                                         ------                     -------
       Total                                                                107                          64
                                                                         ------                     -------

Total nonperforming loans:
   Nonaccrual                                                               662                         563
   Accruing loans 90 or more days past due                                  562                         513
                                                                         ------                     -------
       Total                                                              1,224                       1,076
Real estate owned, net                                                      392                         377
Other repossessed assets, net                                                13                          21
                                                                         ------                     -------
   Total nonperforming assets, net                                       $1,629                     $ 1,474
                                                                         ======                     =======

   Total nonperforming assets, net, to total assets                         .26%                        .23%
                                                                         ======                     =======

     Allowance for Loan Losses. The following table sets forth activity of the allowance for loan losses for the periods indicated.
                                                  Three months ended March 31,
                                                  ----------------------------
                                                 1999                     1998
                                                 ----                     ----
                                                     (Dollars in Thousands)

Balance at beginning of period                 $ 4,024                  $ 3,783
Provision for loan losses                           14                      204
Losses charged to allowance                       (108)                    (233)
Recovery of prior losses                            14                       44
                                               -------                  -------
Balance at end of period                       $ 3,944                  $ 3,798
                                               =======                  =======

     The Company's provision for loan losses decreased to $14,000 for the three months ended March 31, 1999 as compared to $204,000 for the same period in 1998. At March 31, 1999, the Company's coverage ratio of nonperforming loans was 322.2% based on a total allowance of $3,944,000 and total nonperforming loans of $1,224,000. This compares to a coverage ratio of 217.9% at March 31, 1998.
During the first quarter of 1999, net loan charge-offs exceeded the loan loss provision by $80,000. This $80,000 difference consists of charge-offs of types of loans in which the Bank is no longer active and for which provisions for loan losses have been made previously which management believes to be adequate.

Average Balance Sheets

     The following tables set forth, for the periods indicated, information regarding: (i) the total dollar amounts of interest income from interest-earning assets and the resulting average yields; (ii) the total dollar amounts of interest expense from interest-bearing liabilities and the resulting average costs; (iii) net interest income; (iv) interest rate spread; (v) net interest position; (vi) the net yield earned on interest-earning assets; and (vii) the ratio of total interest-earning assets to total interest- bearing liabilities. Average balances shown in the following tables have been calculated using daily average balances.


                                                        For the Three Months             For the Three Months
                                                                Ended                            Ended
                                                           March 31, 1999                      March 31, 1998
                                                    ----------------------------     ----------------------------
                                                    Average               Yield/     Average               Yield/
                                                    Balance   Interest     Cost      Balance   Interest     Cost
                                                    -------   --------    ------     -------   --------    ------
                                                                        (Dollars in thousands)
Interest-earning assets:
    Loans (1)                                      $  500,197  $  9,445      7.55%  $  504,791  $ 10,050      7.96%
    Mortgage-backed certificates                       14,572       273      7.49       87,980     1,483      6.74
    Investment securities                              52,883       770      5.82       45,001       684      6.08
    Federal funds sold                                 12,469       146      4.68       13,171       180      5.47
    Federal Home Loan Bank and
       Federal Reserve Bank stock                       5,011        93      7.42        9,400       167      7.11
                                                    ---------    ------              ---------    ------
       Total interest-earning assets                  585,132    10,727      7.33      660,343    12,564      7.61
                                                    ---------    ------              ---------    ------


Noninterest-earning assets:
    Real estate owned, net                                386                            1,023
    Other                                              37,777                           42,263
                                                    ---------                        ---------
       Total noninterest-earning assets                38,163                           43,286
                                                    ---------                        ---------
         Total assets                              $  623,295                       $  703,629
                                                    =========                        =========

Interest-bearing liabilities:
    Passbook and statement savings                 $   35,989  $    218      2.42   $   43,152  $    353      3.27
    Checking accounts                                  37,833       134      1.42       31,891       147      1.84
    Money market deposit accounts                      74,802       626      3.35       55,676       500      3.59
    Certificates of deposit                           258,414     3,220      4.98      315,145     4,102      5.21
                                                    ---------     ------             ---------    ------
       Total interest-bearing deposits                407,038     4,198      4.13      445,864     5,102      4.58
                                                    ---------     ------             ---------    ------
    Advances from the Federal Home
       Loan Bank                                       81,500     1,037      5.09      141,700     1,925      5.43
    Securities sold under agreements
       to repurchase                                   15,208       145      3.81        9,228       104      4.51
    Other borrowings                                        -         -         -        2,424        46      7.59
                                                    ---------     ------             ---------    ------
       Total borrowings                                96,708     1,182      4.89      153,352     2,075      5.41
                                                    ---------     ------             ---------    ------
       Total interest-bearing liabilities             503,746     5,380      4.27      599,216     7,177      4.79
                                                    ---------     ------             ---------    ------

Noninterest-bearing liabilities:
    Deposits                                           64,187                           47,923
    Other liabilities                                   5,610                            6,222
                                                    ---------                        ---------
       Total noninterest-bearing liabilities           69,797                           54,145
                                                    ---------                        ---------
         Total liabilities                            573,543                          653,361
                                                    ---------                        ---------

Stockholders' equity                                   49,752                           50,268
                                                    ---------                        ---------
Total liabilities and stockholders' equity         $  623,295                       $  703,629
                                                    =========                        =========

Net interest income/interest rate spread                       $  5,347      3.06%              $  5,387      2.82%
                                                               ========                         ========
Net interest position/net interest margin          $   81,386                3.66%  $   61,127                3.26%
                                                    =========                        =========

Ratio of average interest-earning assets to
    average interest-bearing liabilities               116.16%                          110.20%
                                                       ======                           ======

(1) Includes nonaccrual loans and loans held for sale.

Comparison of Operating Results for the Three Months Ended March 31, 1999 and March 31, 1998.

General

     The Company's $2.3 million pre-tax income remained unchanged for the three months ended March 31, 1999 compared to the same period in the prior year. An increase in other income of $266,000 and a decrease in the provision for loan losses of $190,000 were offset by a decrease in net interest income of $40,000 and an increase of $377,000 in other expenses.

Net Interest Income

     The Company's net interest income before provision for loan losses remained substantially the same for the quarter ended March 31, 1999 as compared to that of the previous year. A $1.8 million decrease in interest income was offset by a $1.8 million decrease in interest expense for the first quarter of 1999 as compared to the same period in 1998. As a result of changes in the interest rate environment in 1998, management used the proceeds from the sale, maturity and principal repayment of certain securities, primarily mortgage-backed certificates, to reduce advances from the Federal Home Loan Bank ("FHLB") rather than seek alternative investment opportunities. This strategy reduced both interest earning assets and interest bearing liabilities during the first quarter of 1999 compared to the first quarter of 1998. Total interest-earning assets decreased from an average of $660.3 million during the first quarter of 1998 to $585.1 million during the first quarter of 1999, while total interest-bearing liabilities decreased from $599.2 million during the first quarter of 1998 to $503.7 during the first quarter of 1999. As a result, the Company's net interest margin increased from 3.26% for the quarter ended March 31, 1998 to 3.66% for the quarter ended March 31, 1999.

     Interest on the Company's portfolio of mortgage-backed certificates decreased by $1.2 million from $1.5 million for the quarter ended March 31, 1998 to $274,000 for the comparable 1999 period. The decrease was attributable to a $73.4 million decrease in the average balance of the portfolio during the first quarter of 1999 compared to the first quarter of 1998. The decrease in the portfolio average balance was primarily due to the sales and prepayments of mortgage-backed securities as a result of the interest rate declines in 1998.

     Interest on loans decreased by $605,000 in the quarter ended March 31, 1999 compared to the same period in 1998. This decrease was attributable to both decreases in average balances as well as a decrease in loan yields associated with declining market rates in 1998. The average loan balance for the quarter decreased $4.6 million from $504.8 million for March 31, 1998 to $500.2 million for March 31, 1999. The yield on the loan portfolio for March 31, 1999 was 7.55% compared to 7.96% for the same period in 1998.

     Interest on deposits decreased by $904,000 for the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998. The decrease was attributed to both a decrease in the average balance of interest-bearing deposits as well as a decrease in the average cost of these deposits. The average balance of interest-bearing deposits and the average cost of these deposits were $407.0 and 4.13%, respectively, for the first quarter of 1999 as compared to $445.9 and 4.58%, respectively, for the first quarter of 1998.

     Interest on borrowings decreased $893,000 in the first quarter of 1999 compared to the same quarter in 1998. This decrease was substantially due to a $60.2 million decrease in the average balance of FHLB advances for the quarter from $141.7 million for March 31, 1998 to $81.5 million for March 31, 1999.

Provision for Loan Losses

     The Company's provision for loan losses decreased by $190,000 to $14,000 for the three months ended March 31, 1999 as compared to $204,000 for the same period in 1998. Net loans charged off during the three months ended March 31, 1999, were $94,000 compared to $189,000 for the comparable 1998 period. The difference between the provision for loan losses and net loans charged off during the first quarter of 1999 relates primarily to loan types in which the Bank is no longer active and for which provisions for loan losses have been made previously which management believes to be adequate.

Other Income

     Total other income increased by $266,000 or 17.0% for the quarter ended March 31, 1999 as compared to the same period in 1998. The increase was primarily attributed to increases of $56,000 in deposit fees, $121,000 in merchant processing fees and $96,000 in gains on sales of loans, all of which are the result of increased volume.

Other Expenses

     Total other expenses increased by $377,000 or 8.4% from the first quarter of 1999 compared to the first quarter of the previous year. The increase is primarily the result of a $348,000 increase in salaries and employee benefits associated, in part, with the implementation of the Company's core banking growth initiatives which required additional lenders and retail bankers, as well as salary increases.

Liquidity

     The principal sources of funds for the Company for the three months ended March 31, 1999 included $17.3 million in proceeds from the sale of loans, $6.3 million in proceeds from principal repayments and maturities of securities available for sale, and a $3.1 million increase in securities sold under agreement to repurchase. Funds were used primarily to originate loans held for sale of $15.9 million, to fund purchases of securities available for sale of $11.1 million, and to fund a $7.7 million increase in loans held for investment, as well as to compensate for a $6.5 million decrease in deposits.

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

     All savings institutions, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At March 31, 1999 and December 31, 1998, the required liquid asset ratio was 4.0%. The Bank's liquid asset ratio was 9.98% and 9.32% at March 31, 1999 and December 31, 1998, respectively.

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

     The first three phases of inventory, assessment and renovation have been substantially completed. The fourth phase, testing and implementation, was substantially completed at March 31, 1999. The Company plans to conduct additional testing throughout the year and prepare and finalize contingency plans.

     - The Company has determined, based primarily on communications with vendors, that the majority of the Company's non-IT related systems and equipment are currently Year 2000 compliant. Compilation of written documentation regarding compliance was substantially completed at the end of the first quarter of 1999, as was testing of critical systems that the Company determined needed to be conducted.

     - The potential impact of Year 2000 will depend not only on the corrective measures the Company undertakes but also on other entities who provide data to or receive data from the Company and on those whose operational capability or financial conditions are important to the Company. The Company has received assurances from all major third party vendors that they are either Year 2000 compliant or expect to be in compliance prior to the end of the second quarter of 1999. In addition, management has reviewed significant lending and deposit relationships and consulted with these customers as to their plans to address Year 2000 issues. The plans of such parties are currently being monitored and the Company is prepared to deal with any fundamental impact on the Company.

     - The Company has established an internal review process to evaluate its Year 2000 testing results. Monthly progress reports are made to the Company's senior management and Board of Directors.

     - The Company estimates, based on current projections of allocations of existing resources and known direct costs, that total costs related to the Year 2000 project from 1997 to 2000 will be approximately $1,150,000. The Company estimates that approximately 78% of these costs will be related to the redeployment of existing personnel to address Year 2000 Issues, while approximately 22% of these costs will represent incremental expenses to the Company since inception of the Year 2000 project. Since inception, the Company estimates it has incurred approximately $640,000 of costs related to its Year 2000 project, of which approximately $73,000 represents incremental expenses primarily for software upgrades and outside consultant fees. Of the $640,000 of Year 2000 project costs incurred since inception, approximately $160,000, $340,000 and $140,000 were incurred in 1997, 1998 and the first quarter of 1999, respectively. The remaining estimated costs to complete the project include additional testing, monitoring and contingency activities during the remainder of 1999 and into the year 2000. Some computer related initiatives have been delayed due to the allocation of resources towards Year 2000 issues. Management believes there has not been an adverse impact on the Company's financial condition or day to day operations as a result of computer projects being deferred due to reallocation of resources to the Year 2000 project.

     - The Company has established a Customer Awareness Program to inform customers of Year 2000 issues and provide status reports as to the Bank's Year 2000 efforts.

     Based on our testing program, it is the Company's opinion that critical systems are Year 2000 compliant. In the unlikely event that a critical system does not perform as expected or if there is non-compliance by a major third party provider, the Company is developing a contingency plan to address the possible failure of critical systems. The Company expects to complete its contingency plan by the end of the second quarter of 1999.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     Information contained in the above discussion titled, "Management's Discussion and Analysis of Financial Condition and Results of Operations," other than historical information, may contain forward-looking statements that involve risks and uncertainties including, but not limited to, the Company's compliance with and estimates related to Year 2000 issues. These statements are made pursuant to the safe harbor provisions of the Private Litigation Reform Act of 1995, and are provided to assist the reader in understanding anticipated future financial and operational results. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of these assumptions could ultimately prove to be inaccurate. The Company's actual results may differ materially from those projected in forward-looking statements.

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

Market Risk Management

     The Company's primary market risk exposure is interest rate risk. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of the Company's interest-earning assets and interest-bearing liabilities. There were no material changes in the Company's market risk management strategy, as stated in the Company's 1998 annual report, during the first three months of 1999.

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





                                          CENIT BANCORP, INC.



DATE: May 14, 1999                        /S/ Michael S. Ives
                                          -------------------
                                          Michael S. Ives
                                          President and Chief Executive Officer



DATE: May 14, 1999                        /S/ John O. Guthrie
                                          -------------------
                                          John O. Guthrie
                                          Senior Vice President and
                                          Chief Financial Officer