Form 10-Q
period 1999-06-30
CENIT BANCORP INC
filed 1999-08-12
CIK 877834

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                             ------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                             ------------------------

For Quarter Ended June 30, 1999                  Commission File Number 0-20378

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

                    YES   X                 NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock $.01 Par Value                               4,813,674
       Title of Class                             Number of Shares Outstanding
                                                  as of   August 9, 1999

                       CENIT BANCORP, INC. AND SUBSIDIARY

                                    Contents
-------------------------------------------------------------------------------


                                                                           Page
PART I - FINANCIAL INFORMATION

Item 1
   Financial Statements

Consolidated Statement of Financial Condition as of June 30, 1999 (Unaudited)
and December 31, 1998....................................................... 1

Unaudited Consolidated Statement of Operations for the Three Months and Six
Months ended June 30, 1999 and June 30, 1998................................ 2

Unaudited Consolidated Statement of Comprehensive Income for the Six
Months Ended June 30, 1999 and June 30, 1998................................ 3

Unaudited Consolidated Statement of Changes in Stockholders' Equity for the
Six Months ended June 30, 1999.............................................. 4

Unaudited Consolidated Statement of Cash Flows for the Six Months ended
June 30, 1999 and June 30, 1998............................................. 5

Notes to Unaudited Consolidated Financial Statements........................ 6

Item 2
   Management's Discussion and Analysis of Financial Condition and Results
of Operations............................................................... 6

Item 3
   Quantitative and Qualitative Disclosures About Market Risk.............. 19

PART II - OTHER INFORMATION

Item 1
   Legal Proceedings....................................................... 20

Item 2
   Changes in Securities................................................... 20

Item 3
   Defaults Upon Senior Securities......................................... 20

Item 4
   Submission of Matters to a Vote of Security Holders..................... 20

Item 5
   Other Information....................................................... 20

Item 6
   Exhibits and Reports on Form 8-K........................................ 20

Signatures................................................................. 20

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                       CENIT BANCORP, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                  (Dollars in thousands, except per share data)

                                     ASSETS

                                                                            (Unaudited)
                                                                           June 30, 1999        December 31, 1998
                                                                           -------------        -----------------
Cash                                                                          $  18,495             $  14,656
Federal funds sold                                                               20,266                42,289
Securities available for sale at fair value (adjusted
   cost of $83,004 and $64,327, respectively)                                    82,862                65,136
Loans, net:
   Held for investment                                                          472,878               484,783
   Held for sale                                                                  3,310                 3,878
Interest receivable                                                               4,037                 3,723
Real estate owned, net                                                              335                   377
Federal Home Loan Bank stock, at cost                                             3,900                 5,066
Property and equipment, net                                                      12,840                13,002
Goodwill and other intangibles, net                                               3,469                 3,647
Other assets                                                                      4,081                 4,499
                                                                              ---------             ---------
                                                                              $ 626,473             $ 641,056
                                                                              =========             =========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
     Noninterest-bearing                                                      $  76,030             $  78,712
     Interest-bearing                                                           405,122               418,060
                                                                              ---------             ---------
        Total deposits                                                          481,152               496,772
   Advances from the Federal Home Loan Bank                                      75,000                75,000
   Securities sold under agreements to repurchase                                16,822                13,084
   Advance payments by borrowers for taxes and insurance                            742                   599
   Other liabilities                                                              2,572                 5,525
                                                                              ---------             ---------
        Total liabilities                                                       576,288               590,980
                                                                              ---------             ---------
Stockholders' equity:
   Preferred stock, $.01 par value; authorized 3,000,000
     shares; none outstanding                                                         -                     -
   Common stock, $.01 par value; authorized 7,000,000 shares;
     issued and outstanding 4,801,284 and 4,808,806 shares,
     respectively                                                                    48                    48
   Additional paid-in capital                                                    13,922                14,177
   Retained earnings - substantially restricted                                  40,421                39,600
   Common stock acquired by Employee Stock Ownership Plan (ESOP)                 (3,958)               (4,052)
   Common stock acquired by Management Recognition
     Plan (MRP)                                                                    (160)                 (199)
   Accumulated other comprehensive (loss) income,
     net of income taxes                                                            (88)                  502
                                                                              ---------             ---------
     Total stockholders' equity                                                  50,185                50,076
                                                                              ---------             ---------
                                                                              $ 626,473             $ 641,056
                                                                              =========             =========

The notes to unaudited consolidated financial statements are an integral part of this statement.

                       CENIT BANCORP, INC. AND SUBSIDIARY

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                                                Three months                     Six Months
                                                                    Ended                          Ended
                                                                  June 30,                        June 30,
                                                            --------------------              ---------------------
                                                            1999            1998              1999             1998
                                                            ----            ----              ----             ----
Interest and fees on loans                              $  9,198       $  10,274         $  18,643        $  20,324
Interest on mortgage-backed certificates                     258           1,022               532            2,505
Interest on investment securities                            809             684             1,579            1,368
Dividends and other interest income                          303             337               541              684
                                                        --------        --------          --------         --------
     Total interest income                                10,568          12,317            21,295           24,881
                                                        --------        --------          --------         --------
Interest on deposits                                       4,170           4,994             8,367           10,097
Interest on borrowings                                     1,154           2,020             2,336            4,094
                                                        --------        --------          --------         --------
     Total interest expense                                5,324           7,014            10,703           14,191
                                                        --------        --------          --------         --------
     Net interest income                                   5,244           5,303            10,592           10,690
Provision for loan losses                                     22             136                36              340
                                                        --------        --------          --------         --------
     Net interest income after provision
                  for loan losses                          5,222           5,167            10,556           10,350
                                                        --------        --------          --------         --------
Other income:
     Deposit fees                                            624             616             1,283            1,220
     Merchant processing fees                                677             537             1,191              930
     Commercial mortgage brokerage fees                       10             183               168              364
     Gains on sales of loans and securities, net             192             287               432              462
     Other                                                   321             246               580              459
                                                        --------        --------          --------         --------
                  Total other income                       1,824           1,869             3,654            3,435
                                                        --------        --------          --------         --------

Other expenses:
     Salaries and employee benefits                        2,134           2,105             4,571            4,193
     Equipment, data processing and supplies                 744             773             1,491            1,478
     Net occupancy expense of premises                       522             455             1,048              928
     Merchant processing                                     553             472               982              832
     Expenses, gains/losses on sales and provision
       for losses on real estate owned, net                   27              11                35               80
     Professional fees                                       217             173               391              367
     Other                                                   643             712             1,197            1,321
                                                        --------        --------          --------         --------
                  Total other expenses                     4,840           4,701             9,715            9,199
                                                        --------        --------          --------         --------

Income before income taxes                                 2,206           2,335             4,495            4,586
Provision for income taxes                                   794             831             1,618            1,624
                                                        --------        --------          --------         --------

     Net income                                         $  1,412       $   1,504         $   2,877        $   2,962
                                                        ========        ========          ========         ========
Earnings per share:
     Basic                                              $    .31       $     .32         $     .63        $     .62
                                                        ========        ========          ========         ========
     Diluted                                            $    .30       $     .31         $     .62        $     .61
                                                        ========        ========          ========         ========

Dividends per common share                              $    .15       $     .10         $     .30        $     .20
                                                        ========        ========          ========         ========

The notes to unaudited consolidated financial statements are an integral part of this statement.

                       CENIT BANCORP, INC. AND SUBSIDIARY

            UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                             (Dollars in thousands)

                                                                                               Six Months
                                                                                                  Ended
                                                                                                June 30,
                                                                                         1999             1998
                                                                                         ----             ----
Net income                                                                             $  2,877          $ 2,962
                                                                                       --------          -------

Other comprehensive income (loss), before income taxes:
   Unrealized gains (losses) on securities available for sale
     Unrealized holding gains (losses) arising during the period                           (952)            (500)
     Less: reclassification adjustment for gains included in net income                       -              (72)
                                                                                       --------          -------

Other comprehensive loss, before income taxes                                              (952)            (572)

Income tax benefit related to items of other comprehensive loss                             362              185
                                                                                       --------          -------

Other comprehensive loss, net of income taxes                                              (590)            (387)
                                                                                       --------          -------

Comprehensive income                                                                   $  2,287          $ 2,575
                                                                                       ========          =======





The notes to unaudited consolidated financial statements are an integral part of this statement.

                       CENIT BANCORP, INC. AND SUBSIDIARY

       UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         Six Months Ended June 30, 1999
                             (Dollars in thousands)





                                                                                                      Accumulated
                                                                                        Common          Other
                                                                                         Stock      Comprehensive
                                                  Common      Additional                Acquired    Income (Loss),
                                     Common        Stock       Paid-In     Retained     by ESOP      Net of Income
                                  Stock Shares    Amount       Capital     Earnings     and MRP          Taxes          Total
                                  ------------    ------       -------     --------     -------      -------------      -----
Balance, December 31, 1998        4,808,806        $ 48        $14,177      $39,600      $(4,251)        $  502       $ 50,076


Comprehensive income                      -           -              -        2,877            -           (590)         2,287


Cash dividends declared                   -           -              -       (2,056)           -              -         (2,056)


Exercise of stock options and
 related tax benefits                10,808           -             73            -            -              -             73


Stock repurchases                   (18,330)          -           (373)           -            -              -           (373)


Other                                     -           -             45            -          133              -            178
                                  ---------        ----        -------      -------      -------         ------       --------
Balance, June 30, 1999            4,801,284        $ 48        $13,922      $40,421      $(4,118)        $  (88)      $ 50,185
                                  =========        ====        =======      =======      =======         ======       ========




The notes to unaudited consolidated financial statements are an integral part of this statement.

                       CENIT BANCORP, INC. AND SUBSIDIARY

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                                            Six months ended June 30,
                                                                            -------------------------
                                                                             1999               1998
                                                                             ----               ----
Cash flows from operating activities:
   Net income                                                             $  2,877           $  2,962
   Add (deduct) items not affecting cash in the period:
     Provision for loan losses                                                  36                340
     Provision for losses on real estate owned                                  22                 14
     Amortization of loan yield adjustments                                    349                233
     Depreciation, amortization and accretion, net                             855              1,108
     Net (gains) losses on sales/disposals of:
        Securities                                                               -                (72)
        Loans                                                                 (432)              (390)
        Real estate, property and equipment                                    (96)                51
     Proceeds from sales of loans held for sale                             33,430             33,221
     Originations of loans held for sale                                   (32,438)           (36,211)
     Change in assets/liabilities:
        Decrease in interest receivable and other assets                       206                670
         (Decrease) increase in other liabilities                           (3,136)               124
                                                                            ------             ------
        Net cash provided by operating activities                            1,673              2,050
                                                                            ------             ------
Cash flows from investing activities:
   Purchases of securities available for sale                              (31,925)           (37,237)
   Principal repayments on securities available for sale                     3,876             25,720
   Proceeds from maturities of securities available for sale                 9,350             11,000
   Proceeds from sales of securities available for sale                          -             66,660
   Net decrease (increase) in loans held for investment                     11,321            (25,743)
   Net proceeds on sales of real estate owned                                  215                302
   Additions to real estate owned                                                -                (12)
   Purchases of Federal Home Loan Bank stock                                  (400)            (1,650)
   Redemption of Federal Home Loan Bank stock                                1,566              4,511
   Proceeds from sale of property and equipment                                  1                 59
   Purchases of property and equipment                                        (456)            (1,075)
                                                                            ------             ------
     Net cash (used for) provided by investing activities                   (6,452)            42,535
                                                                            ------             ------
Cash flows from financing activities:
   Proceeds from exercise of stock options and warrants                         77                183
   Net decrease in deposits                                                (15,620)            (8,460)
   Proceeds from Federal Home Loan Bank advances                            41,000            508,000
   Repayment of Federal Home Loan Bank advances                            (41,000)          (568,000)
   Repayments of other borrowings                                                -             (1,878)
   Common stock repurchases                                                   (373)                 -
   Net increase in securities sold under agreement
     to repurchase and federal funds purchased                               3,738              1,844
   Cash dividends paid                                                      (1,370)              (948)
   Other, net                                                                  143                402
                                                                            ------             ------
        Net cash used for financing activities                             (13,405)           (68,857)
                                                                            ------             ------
Decrease in cash and cash equivalents                                      (18,184)           (24,272)
Cash and cash equivalents, beginning of period                              56,945             54,111
                                                                            ------             ------
Cash and cash equivalents, end of period                                 $  38,761           $ 29,839
                                                                            ======             ======
Supplemental disclosures of cash flow  information:
   Cash paid during the period for interest                              $   3,244           $  5,583
   Cash paid during the period for income taxes                              1,882              1,205
Schedule of noncash investing and financing activities:
   Real estate acquired in settlement of loans                           $     199           $    210
   Loans to facilitate sale of real estate owned                                 -                470



The notes to unaudited consolidated financial statements are an integral part of this statement.

                       CENIT BANCORP, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 1999 and 1998 are not necessarily indicative of results that may be expected for the entire year or any interim periods. Certain previously reported amounts have been reclassified to agree with the current presentation. The interim financial statements should be read in conjunction with the December 31, 1998 consolidated financial statements of CENIT Bancorp, Inc. (the "Company").

Note 2 - Per Share Data

     Basic earnings per share is calculated using weighted average shares outstanding. For the six month period and three month period ended June 30, 1999, weighted average shares used to compute basic earnings per share were 4,570,589 and 4,575,103, respectively. For the six months and three months ended June 30, 1998, weighted average shares used to compute basic earnings per share were 4,739,667 and 4,750,237, respectively.

     Diluted earnings per share is calculated by adding common stock equivalents to the weighted average shares outstanding. For the six month period and three month period ended June 30, 1999, weighted average shares used to compute diluted earnings per share were 4,655,412 and 4,656,375, respectively. For the six months and three months ended June 30, 1998, weighted average shares used to compute diluted earnings per share were 4,873,557 and 4,879,072, respectively.

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

Financial Condition Of The Company

Total Assets

     At June 30, 1999, the Company had total assets of $626.5 million, compared to $641.1 million at December 31, 1998.

Securities Available for Sale

     Securities available for sale totaled $82.9 million at June 30, 1999 and are comprised of U. S. Treasury and other U. S. Government agency securities, mortgage-backed certificates, and other debt securities. The net increase of $17.8 million, or 27.3% from the December 31, 1998 balance of $65.1 million resulted primarily from $31.9 million in purchases of available for sale securities, partially offset by $9.4 million in proceeds from maturities, and $3.9 million in principal repayments.

     In July, 1999, the Company committed to purchase a total of $20.6 million in seasoned 10-year and 15-year mortgage-backed securities with a weighted average remaining maturity of approximately nine years.

Loans

     The balance of net loans held for investment decreased from $484.8 million at December 31, 1998 to $472.9 million at June 30, 1999, a decrease of $11.9 million or 2.5%. This decrease is primarily due to a decrease in adjustable rate single-family mortgages of $24.7 million, offset by a $7.8 million increase in fixed rate single-family mortgages. The Company's core banking loans (multi-family, commercial real estate, construction, land acquisition and development, consumer lots, commercial business and consumer loans) increased $4.9 million, or 2.1%, from December 31, 1998 to June 30, 1999. For the six months ended June 30, 1999, loan originations totaled $108.7 million and loan purchases totaled $23.9 million. Total principal reductions totaled $147.8 million.

     The following table sets forth the composition of the Company's loans in dollar amounts and as a percentage of the Company's total gross loans held for investment at the dates indicated.


                                                             June 30, 1999                December 31, 1998
                                                             -------------                -----------------
                                                                       (Dollars in Thousands)
                                                       Amount        Percent              Amount        Percent
                                                       ------        -------              ------        -------
Real estate loans:
   Residential permanent 1- to 4-family:
     Adjustable rate                                 $  156,439       30.77%            $  181,104       34.63%
     Fixed rate
       Conventional                                      74,720       14.70                 66,041       12.63
       Guaranteed by VA or insured by FHA                 3,090         .61                  3,972         .76
                                                      ---------       -----              ---------       -----
     Total permanent 1- to 4-family                     234,249       46.08                251,117       48.02
   Residential permanent 5 or more family                 7,357        1.45                  7,874        1.51
                                                      ---------       -----              ---------       -----
     Total permanent residential loans                  241,606       47.53                258,991       49.53
                                                      ---------       -----              ---------       -----
   Commercial real estate loans:
     Hotels                                               9,141        1.80                  9,208        1.76
     Office and warehouse facilities                     38,460        7.57                 36,659        7.01
     Retail facilities                                   21,682        4.26                 22,823        4.37
     Other                                                8,655        1.70                  7,921        1.51
                                                      ---------       -----              ---------       -----
     Total commercial real estate loans                  77,938       15.33                 76,611       14.65
                                                      ---------       -----              ---------       -----
   Construction loans:
     Residential 1- to 4-family                          49,347        9.71                 47,232        9.03
     Residential 5 or more family                        12,485        2.46                 19,621        3.75
     Nonresidential                                       5,401        1.06                  4,101         .79
                                                      ---------       -----              ---------       -----
     Total construction loans                            67,233       13.23                 70,954       13.57
                                                      ---------       -----              ---------       -----

   Land acquisition and development loans:
     Consumer lots                                        3,493         .68                  3,703        0.71
     Acquisition and development                         12,036        2.37                 11,444        2.19
                                                      ---------       -----              ---------       -----
     Total land acquisition and development
       loans                                             15,529        3.05                 15,147        2.90
                                                      ---------       -----              ---------       -----
     Total real estate loans                            402,306       79.14                421,703       80.65
                                                      ---------       -----              ---------       -----
Consumer loans:
   Boats                                                  3,472         .68                  4,275         .82
   Home equity and second mortgage                       54,526       10.72                 52,845       10.11
   Other                                                 11,058        2.18                 10,589        2.02
                                                      ---------       -----              ---------       -----
     Total consumer loans                                69,056       13.58                 67,709       12.95
                                                      ---------       -----              ---------       -----
Commercial business loans                                36,992        7.28                 33,485        6.40
                                                      ---------       -----              ---------       -----
     Total loans                                        508,354      100.00%               522,897      100.00%
                                                      ---------       =====              ---------       =====
Less:
   Allowance for loan losses                              3,889                              4,024
   Loans in process                                      32,920                             35,463
   Unearned discounts, premiums, and loan fees, net      (1,333)                           (1,373)
                                                      ---------                          ---------
                                                         35,476                             38,114
                                                      ---------                          ---------
Total loans, net                                     $  472,878                         $  484,783
                                                      =========                          =========

     The following table sets forth information about originations, purchases, sales, and principal reductions for the Company's loans for the period indicated.

                                                            Six Months Ended
                                                              June 30, 1999
                                                          ---------------------
                                                          (Dollars in Thousands)
Loans originated:
   Real estate:
      Permanent:
         Residential 1- to 4-family                            $   39,820
         Residential 5 or more family                                   -
                                                               ----------
            Total                                                  39,820
                                                               ----------
      Commercial real estate                                        6,651
                                                               ----------
      Construction:
         Residential 1- to 4-family                                 8,320
         Residential 5 or more family                                 800
         Nonresidential                                             1,413
                                                               ----------
            Total                                                  10,533
                                                               ----------
      Land acquisition:
         Consumer lots                                                483
         Acquisition and development                                3,497
                                                               ----------
            Total                                                   3,980
                                                               ----------
            Total real estate loans originated                     60,984
                                                               ----------
   Consumer:
      Home equity and second mortgage                              17,501
      Other                                                         4,870
                                                               ----------
            Total                                                  22,371
                                                               ----------
   Commercial business                                             25,383
                                                               ----------
            Total loans originated                                108,738
   Loans purchased                                                 23,931
                                                               ----------
            Total loans originated and purchased                  132,669
                                                               ----------
Principal reductions:
   Repayments and other principal reductions                      116,171
   Real estate loans sold                                          31,602
                                                               ----------
            Total principal reductions                            147,773
                                                               ----------
Net decrease in total loans                                    $  (15,104)
                                                               ==========

Net decrease in loans held for sale                            $     (561)
Net decrease in gross loans held for investment                   (14,543)
                                                               ----------
                                                               $  (15,104)
                                                               ==========

Deposits

     Total deposits decreased $15.6 million, or 3.1%, for the six months ended June 30, 1999, as compared to December 31, 1998. Interest-bearing and noninterest-bearing deposits decreased $12.9 million and $2.7 million, respectively. The decrease in interest-bearing deposits is primarily attributed to customers seeking other investment alternatives offered in the market as a result of current economic conditions. The $2.7 million decrease in noninterest-bearing deposits is due, in part, to a decrease in the Company's commercial customer escrow deposits at June 30, 1999, as compared to December 31, 1998.

Capital

     The Company's and the Bank's capital ratios exceeded applicable regulatory requirements at June 30, 1999.

     In July 1999, the Board of Directors of the Company gave the Company's management the discretion to initiate a repurchase of up to 150,000 of the Company's shares. The Company is not obligated to conduct such a repurchase at all, and the Company's decision to do so, as well as the timing of any repurchase, will depend on a variety of factors.

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


                                                                        June 30,                 December 31,
                                                                          1999                      1998
                                                                         -----                     -----
                                                                               (Dollars in Thousands)
Nonperforming loans:
   Real estate loans:
     Permanent residential 1- to 4-family
       Nonaccrual                                                        $  197                      $  359
       Accruing loans 90 days or more past due                              699                         511
                                                                         ------                      ------
       Total                                                                896                         870
                                                                         ------                      ------

   Land acquisition and development loans:
       Accruing loans 90 days or more past due                               48                           -
                                                                         ------                      ------

   Consumer loans:
       Nonaccrual:
         Boats                                                               13                          37
         Home equity and second mortgage                                    122                          57
         Other                                                               42                          46
       Accruing loans 90 days or more past due                                -                           2
                                                                         ------                      ------

       Total                                                                177                         142
                                                                         ------                      ------

   Commercial business loans:
       Nonaccrual                                                            84                          64
                                                                         ------                      ------

Total nonperforming loans:
       Nonaccrual                                                           458                         563
       Accruing loans 90 or more days past due                              747                         513
                                                                         ------                      ------

       Total                                                              1,205                       1,076

Real estate owned, net                                                      335                         377
Other repossessed assets, net                                                 -                          21
                                                                         ------                      ------

   Total nonperforming assets, net                                       $1,540                     $ 1,474
                                                                         ======                      ======

   Total nonperforming assets, net, to total assets                         .25%                        .23%
                                                                         ======                      ======

     Allowance for Loan Losses. The following table sets forth activity of the allowance for loan losses for the periods indicated.

                                                     Six months ended June 30,
                                                     -------------------------
                                                   1999                    1998
                                                   ----                    ----
                                                      (Dollars in Thousands)

Balance at beginning of period                  $ 4,024                 $ 3,783
Provision for loan losses                            36                     340
Losses charged to allowance                        (195)                   (286)
Recovery of prior losses                             24                      70
                                                -------                 -------
Balance at end of period                        $ 3,889                 $ 3,907
                                                =======                 =======

     The Company's provision for loan losses decreased to $36,000 for the six months ended June 30, 1999, as compared to $340,000 in the same period in 1998. The difference between the provision for loan losses and net loans charged off during the first half of 1999 relates primarily to loan types in which the Bank is no longer active and for which provisions for loan losses have been made previously which management believes to be adequate. At June 30, 1999, the Company's coverage ratio was 322.7% based on a total allowance for loan losses of $3,889,000 and total nonperforming loans of $1,205,000. This compares to a coverage ratio of 374.0% at December 31, 1998.

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


                                                    For the Three Months                 For the Three Months
                                                            Ended                                Ended
                                                        June 30, 1999                        June 30, 1998
                                                ------------------------------      ------------------------------

                                                Average               Yield/         Average               Yield/
                                                Balance   Interest     Cost          Balance   Interest     Cost
                                                -------   --------    ------         -------   --------    ------
                                                                     (Dollars in thousands)

Interest-earning assets:
     Loans (1)                               $  487,072    $ 9,198      7.55%      $  520,626   $ 10,274      7.89%
     Mortgage-backed certificates                14,209        258      7.27           63,591      1,022      6.43
     U.S. Treasury and other U.S.
        Government agency securities             56,312        809      5.75           45,444        684      6.02
     Federal funds sold                          19,456        230      4.73           12,494        173      5.54
     Federal Home Loan Bank and
        Federal Reserve Bank stock                3,882         73      7.52            8,834        164      7.70
                                                -------     ------                    -------     ------
        Total interest-earning assets           580,931     10,568      7.28          650,989     12,317      7.57
                                                -------     ------                    -------     ------

Noninterest-earning assets:
     REO                                            375                                   600
     Other                                       37,488                                45,276
                                                -------                               -------
        Total noninterest-earning assets         37,863                                45,876
                                                -------                               -------
             Total assets                    $  618,794                            $  696,865
                                                =======                               =======

Interest-bearing liabilities:
     Passbook and statement savings          $   35,079        213      2.43%      $   40,937        341      3.33%
     Checking accounts                           40,683        149      1.47           35,512        162      1.82
     Money market deposit accounts               72,802        623      3.42           61,777        587      3.80
     Certificates of deposit                    256,105      3,185      4.97          297,437      3,904      5.25
                                                -------     ------                    -------     ------
        Total interest-bearing deposits         404,669      4,170      4.12          435,663      4,994      4.59
                                                -------     ------                    -------     ------

     Advances from the Federal Home
        Loan Bank                                75,319        973      5.17          135,484      1,857      5.48
     Securities sold under agreements
        to repurchase                            18,314        181      3.95           11,901        138      4.64
     Other borrowings                                 -          -         -            1,311         25      7.63
                                                -------     ------                    -------     ------
        Total borrowings                         93,633      1,154      4.93          148,696      2,020      5.43
                                                -------     ------                    -------     ------
        Total interest-bearing liabilities      498,302      5,324      4.27          584,359      7,014      4.80
                                                -------     ------                    -------     ------

Noninterest-bearing liabilities:
     Deposits                                    65,353                                55,192
     Other liabilities                            5,012                                 6,144
                                                -------                               -------
        Total noninterest-bearing liabilities    70,365                                61,336
                                                -------                               -------
             Total liabilities                  568,667                               645,695
                                                -------                               -------

Stockholders' equity                             50,127                                51,170
                                                -------                               -------
Total liabilities and stockholders' equity   $  618,794                            $  696,865
                                                =======                               =======

Net interest income/interest rate spread                   $ 5,244      3.00%                   $  5,303      2.77%
                                                           =======      ====                     =======      ====

Net interest position/net interest margin    $   82,629                 3.61%      $   66,630                 3.26%
                                                =======                 ====          =======                 ====

Ratio of average interest-earning assets to
     average interest-bearing liabilities        116.58%                               111.40%
                                                =======                               =======

(1) Includes nonaccrual loans and loans held for sale.


                                                     For the Six Months                   For the Six Months
                                                            Ended                                Ended
                                                        June 30, 1999                        June 30, 1998
                                                ------------------------------      ------------------------------

                                                Average               Yield/         Average               Yield/
                                                Balance   Interest     Cost          Balance   Interest     Cost
                                                -------   --------    ------         -------   --------    ------
                                                                     (Dollars in thousands)

Interest-earning assets:
     Loans (1)                               $  493,598   $ 18,643      7.55%      $  512,752  $  20,324    7.93%
     Mortgage-backed certificates                14,390        532      7.39           75,784      2,505    6.61
     U.S. Treasury and other U.S.
        Government agency securities             54,813      1,579      5.76           45,224      1,368    6.05
     Federal funds sold                          15,981        376      4.71           12,830        352    5.48
     Federal Home Loan Bank and
        Federal Reserve Bank stock                4,443        165      7.43            9,115        332    7.50
                                                -------     ------                    -------     ------
        Total interest-earning assets           583,225     21,295      7.30          655,705     24,881    7.59
                                                -------     ------                    -------     ------

Noninterest-earning assets:
     REO                                            381                                   811
     Other                                       37,426                                43,712
                                                -------                               -------
        Total noninterest-earning assets         37,807                                44,523
                                                -------                               -------
             Total assets                    $  621,032                            $  700,228
                                                =======                               =======

Interest-bearing liabilities:
     Passbook and statement savings              35,532        431      2.43%      $   42,038        694    3.30%
     Checking accounts                           39,149        282      1.44           33,711        309    1.83
     Money market deposit accounts               73,796      1,249      3.39           58,743      1,086    3.70
     Certificates of deposit                    257,253      6,405      4.98          306,242      8,008    5.23
                                                -------     ------                    -------     ------
        Total interest-bearing deposits         405,730      8,367      4.12          440,734     10,097    4.58
                                                -------     ------                    -------     ------
     Advances from the Federal Home
        Loan Bank                                78,392      2,010      5.13          138,575      3,781    5.46
     Securities sold under agreements
        to repurchase                            16,770        326      3.89           10,572        243    4.59
     Other borrowings                                 -          -         -            1,865         70    7.51
                                                -------     ------                    -------     ------
        Total borrowings                         95,162      2,336      4.91          151,012      4,094    5.42
                                                -------     ------                    -------     ------
        Total interest-bearing liabilities      500,892     10,703      4.27          591,746     14,191    4.80
                                                -------     ------                    -------     ------

Noninterest-bearing liabilities:
     Deposits                                    64,890                                51,578
     Other liabilities                            5,276                                 6,153
                                                -------                               -------
        Total noninterest-bearing liabilities    70,166                                57,731
                                                -------                               -------
             Total liabilities                  571,058                               649,477
                                                -------                               -------

Stockholders' equity                             49,974                                50,751
                                                -------                               -------
Total liabilities and stockholders' equity   $  621,032                            $  700,228
                                                =======                               =======

Net interest income/interest rate spread                  $ 10,592      3.03%                  $  10,690      2.79%
                                                          ========      ====                    ========      ====

Net interest position/net interest margin    $   82,332                 3.63%      $   63,959                 3.26%
                                                =======                 ====          =======                 ====

Ratio of average interest-earning assets to
     average interest-bearing liabilities        116.44%                               110.81%
                                                =======                                ======

(1) Includes nonaccrual loans and loans held for sale.

Comparison of Operating Results for the Three Months Ended June 30, 1999 and June 30, 1998.

General

     The Company's pre-tax income decreased slightly to $2.2 million for the three months ended June 30, 1999 as compared to $2.3 million for the same period in 1998. An increase in other expenses of $139,000 and decreases in net interest income of $59,000 and other income of $45,000 were partially offset by a decrease in the provision for loan losses of $114,000.

     In the third quarter of 1999, the Company's management expects the Company to experience increased loan production, particularly in core banking loans, and continued improvements in fee income. The Company's pipeline of loans in process is promising, and if management's assumptions are correct, they believe that the Company's diluted earnings per share for the third quarter will meet or exceed analysts' predictions as compiled by I/B/E/S International.

Net Interest Income

     The Company's net interest income before the provision for loan losses decreased $0.1 million, or 1.1%, to $5.2 million for the quarter ended June 30, 1999 as compared to $5.3 million for the quarter ended June 30, 1998. A $1.8 million decrease in interest income was substantially offset by a $1.7 million decrease in interest expense for the second quarter of 1999 as compared to the same period in 1998. As a result of changes in the interest rate environment in 1998, management used the proceeds from the sale, maturity and principal repayment of certain securities, primarily mortgage- backed certificates, to reduce advances from the Federal Home Loan Bank ("FHLB") rather than seek alternative investment opportunities. This strategy reduced both average interest earning assets and interest bearing liabilities during the second quarter of 1999 compared to the second quarter of 1998. Total interest-earning assets decreased from an average balance of $651.0 million during the second quarter of 1998 to $580.9 million during the second quarter of 1999, while total interest-bearing liabilities decreased from $584.4 million during the second quarter of 1998 to $498.3 million during the same period of 1999. As a result, the Company's net interest margin increased from 3.26% for the quarter ended June 30, 1998 to 3.61% for the quarter ended June 30, 1999.

     Interest on loans decreased $1.1 million, or 10.5%, to $9.2 million for the second quarter 1999 compared to $10.3 million for the same period in 1998. This decrease was attributable to both decreases in average balances as well as a decrease in loan yields associated with declining market rates in 1998. The average loan balance for the second quarter of 1999 decreased $33.5 million, or 6.4%, to $487.1 million at June 30, 1999 compared to $520.6 million at June 30, 1999. The yield on the loan portfolio for June 30, 1999 was 7.55% compared to 7.89% for the same period in 1998, a 4.3% decrease.

     Interest on the Company's portfolio of mortgage-backed certificates decreased $764,000, or 74.8%, to $258,000 for the quarter ended June 30, 1999 from $1.0 million for the comparable 1998 period. This decrease was attributable to a $49.4 million decrease in the average balance of the portfolio during the second quarter of 1999 compared to the second quarter of 1998. The decrease in the portfolio average balance was primarily due to the sales and prepayments of mortgage-backed securities as a result of the interest rate declines in 1998.

     Interest on deposits decreased $824,000, or 16.5%, for the quarter ended June 30, 1999 compared to the quarter ended June 30,1998. The decrease was attributed to both a decrease in the average balance of interest-bearing deposits as well as a decrease in the average cost of these deposits. The average balance of interest-bearing deposits and the average cost of these deposits were $404.7 million and 4.12%, respectively, for the second quarter of 1999 as compared to $435.7 million and 4.59%, respectively, for the second quarter of 1998.

     Interest on borrowings decreased $866,000, or 42.9%, in the second quarter of 1999 compared to the same quarter in 1998. This decrease was substantially due to a $60.2 million, or 44.4%, decrease in the average balance of FHLB advances to $75.3 million at June 30, 1999 from $135.5 million at June 30, 1998.

Provision for Loan Losses

     The Company's provision for loan losses decreased $114,000 to $22,000 for the three months ended June 30, 1999 as compared to $136,000 for the same period in 1998. Net loans charged off during the three months ended June 30,

1999 were $77,000 compared to $27,000 for the comparable 1998 period. The difference between the provision for loan losses and net loans charged off during the first quarter of 1999 relates primarily to loan types in which the Bank is no longer active and for which provisions for loan losses have been made previously which management believes to be adequate.

Other Income

     Total other income remained substantially the same for the second quarter of 1999 compared to the second quarter of 1998. Increases in merchant processing fees and other income were offset by decreases in commercial mortgage brokerage fees and gains on sales of loans and securities.

Other Expenses

     Total other expenses increased $139,000, or 3.0%, from the second quarter of 1999 compared to the second quarter of 1998. The increase is primarily the result of a volume related $81,000 increase in merchant processing expense.


Comparison of Operating Results for the Six Months Ended June 30, 1999 and June 30, 1998.

General

     The Company's pre-tax income decreased $0.1 million, or 2.0%, to $4.5 million for the six months ended June 30, 1999 as compared to $4.6 million for the six months ended June 30, 1998. A $516,000 increase in other expense and a $98,000 decrease in net interest income were partially offset by a $304,000 decrease in the provision for loan losses and a $219,000 increase in other income.

Net Interest Income

     The Company's net interest income before provision for loan losses decreased $0.1 million, 0.9%, to $10.6 million for the six months ended June 30, 1999 as compared to $10.7 million for the six months ended June 30, 1998. A $3.6 million decrease in interest income was partially offset by a $3.5 million decrease in interest expense for the first half of 1999 as compared to the same period in 1998. As a result of changes in the interest rate environment in 1998, interest income on loans and loan yields decreased. In addition, management used the proceeds from the sale, maturity and principal repayment of certain securities, primarily mortgage-backed certificates, to reduce advances from the Federal Home Loan Bank ("FHLB") rather than seek alternative investment opportunities. This strategy reduced both interest earning assets and interest bearing liabilities during the first half of 1999 compared to the first half of 1998. Total interest- earning assets decreased to an average balance of $583.2 million at June 30, 1999 from $655.7 million at June 30, 1998, while total interest-bearing liabilities decreased to $500.9 million at June 30, 1999 from $591.7 million at June 30, 1998. As a result, the Company's net interest margin increased to 3.63% for the six months ended June 30, 1999 from 3.26% for the six months ended June 30, 1998.

     Interest on the Company's portfolio of mortgage-backed certificates decreased $2.0 million , or 78.8%, to $532,000 for the six months ended June 30, 1999 from $2.5 million for the comparable 1999 period. The decrease was attributable to a $61.4 million decrease in the average balance of the portfolio during the first half of 1999 compared to the first half of 1998. The decrease in the portfolio average balance was attributed to the sales and prepayments of mortgage-backed securities as a result of the interest rate declines in 1998.

     Interest on loans decreased $1.7 million, or 8.3%, to $18.6 million for the six months ended June 30, 1999 compared to $20.3 million the same period in 1998. This decrease was attributable to both decreases in average balances as well as a decrease in the loan portfolio yield associated with the declining market rates in 1998. The average loan balance for the first half of 1999 decreased $19.2 million or 3.7% to $493.6 million compared to $512.8 million for the first half of 1998. The yield on the loan portfolio was 7.55% for the six months ended June 30, 1999 compared to 7.93% for the same period in 1998, a decrease of 4.8%.

     Interest on deposits decreased by $1.7 million, or 17.1%, for first half of 1999 compared to the first half of 1998. The decrease was attributed to both a decrease in the average balance of interest-bearing deposits as well as a decrease in the average cost of these deposits. The average balance of interest-bearing deposits and the average cost of these deposits were $405.7 million and 4.12% respectively, for the first half of 1999 as compared to $440.7 and 4.58%, respectively, for the first half of 1998.

     Interest on borrowings decreased $1.8 million, or 42.9%, for the six months ended June 30, 1999 compared to the same period in 1998. This decrease was substantially due to a $60.2 million decrease in the average balance of FHLB advances for the first half of 1999 compared to the first half of 1998. The decline in the average balance was primarily associated with the use of proceeds from the sale of mortgage-backed certificates to significantly reduce the balance of FHLB advances in 1998.

Provision for Loan Losses

     The Company's provision for loan losses decreased $304,000 to $36,000 for the six months ended June 30, 1999 as compared to $340,000 for the same period in 1998. Net loans charged off during the six months ended June 30, 1999 were $171,000 compared to $216,000 for the comparable 1998 period. The difference between the provision for loan losses and net loans charged off during the first half of 1999 relates primarily to loan types in which the Bank is no longer active and for which provisions for loan losses have been made previously which management believes to be adequate.

Other Income

     Total other income increased $219,000, or 6.4%, for the six months ended June 30, 1999 as compared to the same period in 1998. The increase was primarily attributed to increases of $261,000 in merchant processing fees, $63,000 in deposit fees, and $121,000 in other income. The increases in merchant processing fees and deposit fees resulted from increased volume. The increase in other income of $121,000 is primarily the result of a gain recognized from the sale of the Company's headquarters building.

Other Expenses

     Total other expenses increased $516,000, or 5.6%, from the first half of 1999 compared to the first half of the previous year. The increase is primarily the result of a $378,000 increase salaries and employee benefits and a $150,000 increase in merchant processing expense. The increase in salaries and employee benefits is partially attributed to the implementation of the Company's core banking initiatives which required additional lenders and retail bankers, as well as salary increases. The increase in the merchant processing expense is primarily due to increased volume.

Liquidity

     The principal sources of funds for the Company for the six months ended June 30, 1999 included $33.4 million in proceeds from the sale of loans, $13.2 million in proceeds from principal repayments and maturities of securities available for sale, an $11.3 million decrease in loans held for investment, a $3.7 million increase in securities sold under agreement to repurchase, and $1.6 million redemption of Federal Home Loan Bank stock. Funds were used primarily to originate loans held for sale of $32.4 million and to fund purchases of securities available for sale of $31.9 million, as well as to compensate for a $15.6 million decrease in deposits.

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

     All savings institutions, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At June 30, 1999 and December 31, 1998, the required liquid asset ratio was 4.0%. The Bank's liquid asset ratio exceeded regulatory requirements at June 30, 1999 and December 31, 1998.

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

     In 1997, the Company implemented a four phase project of inventory, assessment, renovation and testing/implementation to address the Year 2000 Issue. The scope of the project included: determining the compliance of all applications, operating systems and hardware on the mainframe, PC and LAN systems; addressing issues related to non-IT embedded software and equipment; and addressing the compliance of the Company's significant borrowers and third party providers.

     All four phases of the Company's Year 2000 project have been substantially completed within the guidelines and time- frames set forth by the Federal
Financial Institution Examination Council. The Company plans to conduct additional testing throughout the remainder of the year. The Company also completed its Year 2000 Contingency Plan, designed to address situations including power shortages, telephone communications failure and our customers' potential Year 2000 problems. This plan also contains two stand-alone plans to address the Company's expected year-end cash requirements and an event plan to monitor specific operations prior to and during the century rollover date. Successful contingency planning is an ongoing process, and the plans will be revised from time to time during the remainder of 1999 as events warrant.

     - The Company has determined, based primarily on communications with vendors, that the majority of the Company's non-IT related systems and equipment are Year 2000 compliant. Testing of critical systems that the Company determined needed to be conducted and compilation of written documentation regarding compliance were substantially completed at the end of the first quarter of 1999.

     - The potential impact of Year 2000 will depend not only on the corrective measures the Company undertook but also on other entities that provide data to or receive data from the Company and on those whose operational capability or financial conditions are important to the Company. The Company has received assurances from all major third party vendors that they are either Year 2000 compliant or expect to be in compliance prior to the end of the second quarter of 1999. During the third quarter of 1999, the Company will confirm with those vendors that were not yet compliant in the second quarter of 1999 that they have achieved compliance. In addition, management has reviewed significant lending and deposit relationships and consulted with these customers as to their Year 2000 readiness. The plans of such parties are currently being monitored and the Company is prepared to deal with any fundamental impact on the Company.

     - The Company has established an internal review process to evaluate its Year 2000 testing results. Monthly progress reports are made to the Company's senior management and Board of Directors. The Company has also established a Customer Awareness Program to inform customers of Year 2000 issues and provide status reports as to the Bank's Year 2000 efforts.

     - The Company estimates, based on current projections of allocations of existing resources and known direct costs, that total costs related to the Year 2000 project from 1997 to 2000 will be approximately $1,150,000. The Company estimates that approximately 78% of these costs will be related to the redeployment of existing personnel to address Year 2000 Issues, while approximately 22% of these costs will represent incremental expenses to the Company since inception of the Year 2000 project. Since inception, the Company has incurred approximately $766,000 of costs related to its Year 2000 project, of which approximately $90,000 represents incremental expenses primarily for software upgrades and outside consultant fees. Of the $766,000 of Year 2000 project costs incurred since inception, approximately $160,000, $340,000 and $266,000 were incurred in 1997, 1998 and the first half of 1999, respectively. The remaining estimated costs to complete the project include additional testing, monitoring and contingency activities during the remainder of 1999 and into the year 2000. Some computer-related initiatives have been delayed due to the allocation of resources towards Year 2000 issues. Management believes these delays have not had an adverse impact on the Company's financial condition or day to day operations.

     Based on our testing program, it is the Company's opinion that critical systems are Year 2000 compliant. In the unlikely event that a critical system does not perform as expected or if there is non-compliance by a major third party provider, the above mentioned contingency plan would be invoked. This plan is intended to guide the Bank in responding to possible failure of critical systems.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     Information contained in the above discussion titled, "Management's Discussion and Analysis of Financial Condition and Results of Operations," other than historical information, may contain forward-looking statements that involve risks and uncertainties including, but not limited to, management's expectations regarding performance during the third quarter of 1999, the Company's and its major vendors' Year 2000 readiness, and the estimated costs related to Year 2000 issues. These statements are made pursuant to the safe harbor provisions of the Private Litigation Reform Act of 1995, and are provided to assist the reader in understanding anticipated future financial and operational results. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of these assumptions could ultimately prove to be inaccurate. The Company's actual results may differ materially from those projected in forward-looking statements, particularly if market conditions or other factors prevent the Company from achieving or sustaining the increases in loan production of fee income that are the basis of many of the Company's assumptions.


Item 3 - Quantitative and Qualitative Disclosure About Market Risk

Market Risk Management

     The Company's primary market risk exposure is interest rate risk. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of the Company's interest-earning assets and interest- bearing liabilities. There were no material changes in the Company's market risk management strategy, as stated in the Company's 1998 annual report, during the first six months of 1999.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings - Inapplicable

Item 2 - Changes in Securities - Inapplicable

Item 3 - Defaults Upon Senior Securities - Inapplicable

Item 4 - Submission of Matters to a Vote of Security Holders

     At the Company's annual meeting held on May 19, 1999 (the "Annual Meeting"), the Company's stockholders reelected three directors of the Company, William J. Davenport, III, Michael S. Ives, and Charles R. Malbon, Jr.. The voting results in the election for directors were as follows:

                                              FOR                 AGAINST

         William J. Davenport, III           4,158,605            121,394
         Michael S. Ives                     4,159,491            120,508
         Charles R. Malbon, Jr.              5,159,191            120,808

The terms of office of each of the other directors of the Company continued following the Annual Meeting. These directors are David L. Bernd, Patrick E. Corbin, Thomas J. Decker, Jr., John F. Harris, William H. Hodges, Roger C. Reinhold, Anne B. Shumadine, and David R. Tynch.

     In addition, the Company's stockholders approved the proposed CENIT Long-term Incentive Plan. The voting results for, against, and abstain were 3,747,604, 491,640, and 40,755, respectively.

Item 5 - Other Information - None

Item 6 - Exhibits and Reports on Form 8-K - None

                                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CENIT BANCORP, INC.


DATE:  August 12, 1999                    /S/Michael S. Ives
                                          -------------------------------------
                                          Michael S. Ives
                                          President and Chief Executive Officer



DATE:  August 12, 1999                    /S/ Winfred O. Stant, Jr.
                                          -------------------------------------
                                          Winfred O. Stant, Jr.
                                          First Vice President and
                                          Chief Accounting Officer