Form 10-Q
period 1999-09-30
CENIT BANCORP INC
filed 1999-11-09
CIK 877834

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                             ------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                             ------------------------


For Quarter Ended September 30, 1999            Commission File Number 0-20378

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

                           YES   X           NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.01 Par Value                         4,813,644
---------------------------                ----------------------------
       Title of Class                      Number of Shares Outstanding
                                             as of November 1, 1999

                       CENIT BANCORP, INC. AND SUBSIDIARY

                                    Contents
--------------------------------------------------------------------------------


                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1
   Financial Statements

Consolidated Statement of Financial Condition as of September 30, 1999
(Unaudited) and December 31, 1998............................................1

Unaudited Consolidated Statement of Operations for the Three Months and Nine
Months ended September 30, 1999 and September 30, 1998.......................2

Unaudited Consolidated Statement of Comprehensive Income for the Nine
Months Ended September 30, 1999 and September 30, 1998.......................3

Unaudited Consolidated Statement of Changes in Stockholders' Equity for the
Nine Months ended September 30, 1999.........................................4

Unaudited Consolidated Statement of Cash Flows for the Nine Months ended
September 30, 1999 and September 30, 1998....................................5

Notes to Unaudited Consolidated Financial Statements.........................6

Item 2
   Management's Discussion and Analysis of Financial Condition and Results
   of Operations.............................................................6

Item 3
   Quantitative and Qualitative Disclosures About Market Risk...............19

PART II - OTHER INFORMATION

Item 1
   Legal Proceedings........................................................20

Item 2
   Changes in Securities....................................................20

Item 3
   Defaults Upon Senior Securities..........................................20

Item 4
   Submission of Matters to a Vote of Security Holders......................20

Item 5
   Other Information........................................................20

Item 6
   Exhibits and Reports on Form 8-K.........................................20

Signatures..................................................................20

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                       CENIT BANCORP, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                  (Dollars in thousands, except per share data)

                                     ASSETS

                                                                           (Unaudited)
                                                                       September 30, 1999       December 31, 1998
                                                                       ------------------       -----------------
Cash                                                                      $   19,377                $  14,656
Federal funds sold                                                             4,811                   42,289
Securities available for sale at fair value (adjusted
   cost of $132,215 and $64,327, respectively)                               131,814                   65,136
Loans, net:
   Held for investment                                                       466,140                  484,783
   Held for sale                                                               1,000                    3,878
Interest receivable                                                            4,010                    3,723
Real estate owned, net                                                           200                      377
Federal Home Loan Bank stock, at cost                                          5,450                    5,066
Property and equipment, net                                                   12,896                   13,002
Goodwill and other intangibles, net                                            3,380                    3,647
Other assets                                                                   3,712                    4,499
                                                                          ----------                ---------
                                                                          $  652,790                $ 641,056
                                                                          ==========                =========


                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
     Noninterest-bearing                                                  $   67,974                $  78,712
     Interest-bearing                                                        409,627                  418,060
                                                                          ----------                ---------
        Total deposits                                                       477,601                  496,772
   Advances from the Federal Home Loan Bank                                  105,000                   75,000
   Securities sold under agreements to repurchase                             14,926                   13,084
   Advance payments by borrowers for taxes and insurance                         865                      599
   Other liabilities                                                           3,240                    5,525
                                                                          ----------                ---------
        Total liabilities                                                    601,632                  590,980
                                                                          ----------                ---------

Stockholders' equity:
   Preferred stock, $.01 par value; authorized 3,000,000
     shares; none outstanding                                                      -                        -
   Common stock, $.01 par value; authorized 7,000,000 shares;
     issued and outstanding 4,813,644 and 4,808,806 shares,
     respectively                                                                 48                       48
   Additional paid-in capital                                                 14,051                   14,177
   Retained earnings - substantially restricted                               41,360                   39,600
   Common stock acquired by Employee Stock Ownership Plan (ESOP)              (3,910)                  (4,052)
   Common stock acquired by Management Recognition
     Plan (MRP)                                                                 (142)                    (199)
   Accumulated other comprehensive (loss) income,
     net of income taxes                                                        (249)                     502
                                                                          ----------                ---------
     Total stockholders' equity                                               51,158                   50,076
                                                                          ----------                ---------
                                                                          $  652,790                $ 641,056
                                                                          ==========                =========

The notes to unaudited consolidated financial statements are an integral part of this statement.

                       CENIT BANCORP, INC. AND SUBSIDIARY

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                  (Dollars in thousands, except per share data)


                                                                Three months                     Nine Months
                                                                    Ended                           Ended
                                                                September 30,                    September 30,
                                                           1999            1998              1999             1998
                                                           ----            ----              ----             ----

Interest and fees on loans                              $  8,857       $  10,115         $  27,500        $  30,439
Interest on mortgage-backed certificates                     731             378             1,263            2,884
Interest on investment securities                            847             644             2,425            2,011
Dividends and other interest income                          255             230               796              914
                                                        --------       ---------         ---------        ---------
     Total interest income                                10,690          11,367            31,984           36,248
                                                        --------       ---------         ---------        ---------

Interest on deposits                                       4,193           4,891            12,560           14,988
Interest on borrowings                                     1,255           1,115             3,591            5,209
                                                        --------       ---------         ---------        ---------
     Total interest expense                                5,448           6,006            16,151           20,197
                                                        --------       ---------         ---------        ---------
     Net interest income                                   5,242           5,361            15,833           16,051
Provision for loan losses                                     39             100                75              440
                                                        --------       ---------         ---------        ---------
     Net interest income after provision
       for loan losses                                     5,203           5,261            15,758           15,611
                                                        --------       ---------         ---------        ---------

Other income:
     Merchant processing fees                                716             618             1,907            1,548
     Deposit fees                                            603             602             1,886            1,822
     Gains on sales of loans and securities, net             174             318               606              780
     Commercial mortgage brokerage fees                        -              30               168              393
     Other                                                   398             235               979              694
                                                        --------       ---------         ---------        ---------
                  Total other income                       1,891           1,803             5,546            5,237
                                                        --------       ---------         ---------        ---------

Other expenses:
     Salaries and employee benefits                        1,951           2,052             6,522            6,246
     Equipment, data processing and supplies                 730             690             2,221            2,168
     Merchant processing                                     550             515             1,533            1,347
     Net occupancy expense of premises                       528             477             1,576            1,404
     Professional fees                                        88             105               479              472
     Expenses, gains/losses on sales and provision
       for losses on real estate owned, net                   11              11                46               91
     Other                                                   691             656             1,888            1,977
                                                        --------       ---------         ---------        ---------
                  Total other expenses                     4,549           4,506            14,265           13,705
                                                        --------       ---------         ---------        ---------

Income before income taxes                                 2,545           2,558             7,039            7,143
Provision for income taxes                                   916             934             2,534            2,557
                                                        --------       ---------         ---------        ---------

     Net income                                         $  1,629       $   1,624         $   4,505        $   4,586
                                                        ========       =========         =========        =========

Earnings per share:
     Basic                                              $    .35       $     .34         $     .98        $     .97
                                                        ========       =========         =========        =========
     Diluted                                            $    .35       $     .33         $     .97        $     .94
                                                        ========       =========         =========        =========

Dividends per common share paid                         $    .15       $     .10         $     .45        $     .30
                                                        ========       =========         =========        =========

The notes to unaudited consolidated financial statements are an integral part of this statement.

                       CENIT BANCORP, INC. AND SUBSIDIARY

            UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                             (Dollars in thousands)

                                                                                                Nine Months
                                                                                                   Ended
                                                                                               September 30,
                                                                                         1999             1998
                                                                                         ----             ----

Net income                                                                             $  4,505          $ 4,586

Other comprehensive loss, before income taxes:
   Unrealized losses on securities available for sale:
     Unrealized holding losses arising during the period                                 (1,211)            (246)
     Less: reclassification adjustment for gains included in net income                       -              (72)
                                                                                       --------          -------

Other comprehensive loss, before income taxes                                            (1,211)            (318)

Income tax benefit related to items of other comprehensive loss                             460               88
                                                                                       --------          -------

Other comprehensive loss, net of income taxes                                              (751)            (230)
                                                                                       --------          -------

Comprehensive income                                                                   $  3,754          $ 4,356
                                                                                       ========          =======

The notes to unaudited consolidated financial statements are an integral part of this statement.

                       CENIT BANCORP, INC. AND SUBSIDIARY

       UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      Nine Months Ended September 30, 1999
                             (Dollars in thousands)





                                                                                                      Accumulated
                                                                                        Common          Other
                                                                                         Stock      Comprehensive
                                                  Common      Additional                Acquired    Income (Loss),
                                     Common        Stock       Paid-In     Retained     by ESOP      Net of Income
                                  Stock Shares    Amount       Capital     Earnings     and MRP          Taxes          Total
                                  ------------    ------      ----------   --------     -------      ------------       -----


Balance, December 31, 1998        4,808,806        $ 48       $14,177      $39,600      $(4,251)      $  502          $ 50,076


Comprehensive income                      -           -             -        4,505            -         (751)            3,754


Cash dividends declared                   -           -             -       (2,745)           -            -            (2,745)


Exercise of stock options and
 related tax benefits                23,168           -           198            -            -            -               198


Stock repurchases                   (18,330)          -          (373)           -            -            -              (373)


Other                                     -           -            49            -          199            -               248
                                  ---------        ----       -------      -------      -------       ------          --------

Balance, September 30, 1999       4,813,644        $ 48       $14,051      $41,360      $(4,052)      $ (249)         $ 51,158
                                  =========        ====       =======      =======      =======       ======          ========




The notes to unaudited consolidated financial statements are an integral part of this statement.

                       CENIT BANCORP, INC. AND SUBSIDIARY

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                                          Nine months ended September  30,
                                                                          --------------------------------
                                                                             1999                1998
                                                                             ----                ----

Cash flows from operating activities:
   Net income                                                            $   4,505           $  4,586
   Add (deduct) items not affecting cash in the period:
     Provision for loan losses                                                  75                440
     Provision for losses on real estate owned                                  22                 14
     Amortization of loan yield adjustments                                    569                399
     Depreciation, amortization and accretion, net                           1,279              1,536
     Net (gains) losses on sales/disposals of:
        Securities                                                               -                (72)
        Loans                                                                 (606)              (708)
        Real estate, property and equipment                                   (298)                36
     Proceeds from sales of loans held for sale                             46,171             57,140
     Originations of loans held for sale                                   (42,710)           (57,651)
     Change in assets/liabilities:
        Decrease in interest receivable and other assets                       577                538
        (Decrease) increase in other liabilities                            (2,239)               809
                                                                         ---------           --------
        Net cash provided by operating activities                            7,345              7,067
                                                                         ---------           --------

Cash flows from investing activities:
   Purchases of securities available for sale                              (86,762)           (40,234)
   Principal repayments on securities available for sale                     6,494             32,566
   Proceeds from maturities of securities available for sale                12,350             14,000
   Proceeds from sales of securities available for sale                          -             66,660
   Net decrease (increase) in loans held for investment                     17,978            (11,051)
   Net proceeds on sales of real estate owned                                  284                302
   Additions to real estate owned                                              (24)               (83)
   Purchases of Federal Home Loan Bank stock                                (2,500)            (1,650)
   Redemption of Federal Home Loan Bank stock                                2,116              5,295
   Proceeds from sale of property and equipment                                326                 70
   Purchases of property and equipment                                      (1,010)            (1,126)
                                                                         ---------           --------
     Net cash (used for) provided by investing activities                  (50,748)            64,749
                                                                         ---------           --------

Cash flows from financing activities:
   Proceeds from exercise of stock options and warrants                        138                150
   Net decrease in deposits                                                (19,171)           (18,843)
   Proceeds from Federal Home Loan Bank advances                            83,000            556,000
   Repayment of Federal Home Loan Bank advances                            (53,000)          (633,000)
   Repayments of other borrowings                                                -             (2,575)
   Net increase in securities sold under agreement
     to repurchase and federal funds purchased                               1,842              2,539
   Cash dividends paid                                                      (2,056)            (1,424)
   Common stock repurchase                                                    (373)            (2,964)
   Other, net                                                                  266                320
                                                                         ---------           --------
        Net cash provided by (used for) financing activities                10,646            (99,797)
                                                                         ---------           --------

Decrease in cash and cash equivalents                                      (32,757)           (27,981)
Cash and cash equivalents, beginning of period                              56,945             54,111
                                                                         ---------           --------
Cash and cash equivalents, end of period                                 $  24,188           $ 26,130
                                                                         =========           ========

Supplemental disclosures of cash flow  information:
   Cash paid during the period for interest                              $   4,868           $  7,359
   Cash paid during the period for income taxes                              2,347              2,085
Schedule of noncash investing and financing activities:
   Real estate acquired in settlement of loans                           $     302           $    312
   Loans to facilitate sale of real estate owned                               281                470

The notes to unaudited consolidated financial statements are an integral part of this statement.

                       CENIT BANCORP, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 1999 and 1998 are not necessarily indicative of results that may be expected for the entire year or any interim periods. Certain previously reported amounts have been reclassified to agree with the current presentation. The interim financial statements should be read in conjunction with the December 31, 1998 consolidated financial statements of CENIT Bancorp, Inc. (the "Company").

Note 2 - Per Share Data

     Basic earnings per share is calculated using weighted average shares outstanding. For the nine month period and three month period ended September 30, 1999, weighted average shares used to compute basic earnings per share were 4,578,034 and 4,592,926, respectively. For the nine months and three months ended September 30, 1998, weighted average shares used to compute basic earnings per share were 4,749,457 and 4,769,039, respectively.

     Diluted earnings per share is calculated by adding common stock equivalents to the weighted average shares outstanding. For the nine month period and three month period ended September 30, 1999, weighted average shares used to compute diluted earnings per share were 4,658,141 and 4,663,600, respectively. For the nine months and three months ended September 30, 1998, weighted average shares used to compute diluted earnings per share were 4,873,332 and 4,872,882, respectively.

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

Financial Condition Of The Company

Total Assets

     At September 30, 1999, the Company had total assets of $652.8 million, compared to $641.1 million at December 31, 1998.

Securities Available for Sale

     Securities available for sale totaled $131.8 million at September 30, 1999 and are comprised of mortgage-backed certificates, U. S. Treasury and other U.
S. Government agency securities, and other debt securities. The net increase of $66.7 million, or 102.5% from the December 31, 1998 balance of $65.1 million resulted primarily from $86.8 million in purchases of available for sale securities, partially offset by $12.4 million in proceeds from maturities, and $6.5 million in principal repayments.

     In the third quarter of 1999, the Company purchased $51.8 million in mortgage-backed securities. These securities consisted of $29.0 million of fixed rate mortgage-backed securities with a weighted average maturity of eight years, and $22.8 million of adjustable rate mortgage-backed securities with an average interest rate reset of 28 months. The Company did not purchase any mortgage-backed securities in the third quarter of 1998.

Loans

     The balance of net loans held for investment decreased from $484.8 million at December 31, 1998 to $466.1 million at September 30, 1999, a decrease of $18.7 million or 3.9%. This decrease is primarily due to a decrease in adjustable rate single-family mortgages of $29.8 million, offset by a $5.2 million increase in fixed rate single-family mortgages. The Company's core banking loans (multi-family, commercial real estate, construction, land acquisition and development, consumer lots, commercial business and consumer loans) increased $5.8 million, or 2.4%, from December 31, 1998 to September 30, 1999. For the nine months ended September 30, 1999, loan originations totaled $174.4 million and loan purchases totaled $24.2 million. Total principal reductions totaled $222.8 million.

     The following table sets forth the composition of the Company's loans in dollar amounts and as a percentage of the Company's total gross loans held for investment at the dates indicated.


                                                        September 30, 1999                  December 31, 1998
                                                        ------------------                  -----------------
                                                                       (Dollars in Thousands)
                                                       Amount        Percent               Amount       Percent
                                                       ------        -------               ------       -------
Real estate loans:
   Residential permanent 1- to 4-family:
     Adjustable rate                                 $  151,271       30.16%            $  181,104       34.63%
     Fixed rate
       Conventional                                      72,262       14.42                 66,041       12.63
       Guaranteed by VA or insured by FHA                 2,973         .59                 3,972          .76
                                                     ----------       -----             ----------       -----
     Total permanent 1- to 4-family                     226,506       45.17                251,117       48.02
   Residential permanent 5 or more family                 8,737        1.74                  7,874        1.51
                                                     ----------       -----             ----------       -----
     Total permanent residential loans                  235,243       46.91                258,991       49.53
                                                     ----------       -----             ----------       -----

   Commercial real estate loans:
     Hotels                                              10,483        2.09                  9,208        1.76
     Office and warehouse facilities                     38,020        7.58                 36,659        7.01
     Retail facilities                                   23,118        4.61                 22,823        4.37
     Other                                               10,453        2.08                  7,921        1.51
                                                     ----------       -----             ----------       -----
     Total commercial real estate loans                  82,074       16.36                 76,611       14.65
                                                     ----------       -----             ----------       -----

   Construction loans:
     Residential 1- to 4-family                          48,875        9.74                 47,232        9.03
     Residential 5 or more family                         9,912        1.98                 19,621        3.75
     Nonresidential                                       1,720         .34                  4,101         .79
                                                     ----------       -----             ----------       -----
     Total construction loans                            60,507       12.06                 70,954       13.57
                                                     ----------       -----             ----------       -----


   Land acquisition and development loans:
     Consumer lots                                        3,598         .72                  3,703        0.71
     Acquisition and development                         17,038        3.40                 11,444        2.19
                                                     ----------       -----             ----------       -----
     Total land acquisition and development
       loans                                             20,636        4.12                 15,147        2.90
                                                     ----------       -----             ----------       -----

     Total real estate loans                            398,460       79.45                421,703       80.65
                                                     ----------       -----             ----------       -----

Consumer loans:
   Boats                                                  3,072         .61                  4,275         .82
   Home equity and second mortgage                       56,082       11.18                 52,845       10.11
   Other                                                 12,036        2.40                 10,589        2.02
                                                     ----------       -----             ----------       -----
     Total consumer loans                                71,190       14.19                 67,709       12.95
                                                     ----------       -----             ----------       -----
Commercial business loans                                31,910        6.36                 33,485        6.40
                                                     ----------       -----             ----------       -----

     Total loans                                        501,560      100.00%               522,897      100.00%
                                                     ----------      ======             ----------      ======
Less:
   Allowance for loan losses                              3,882                              4,024
   Loans in process                                      32,957                             35,463
   Unearned discounts, premiums, and loan fees, net      (1,419)                            (1,373)
                                                     ----------                         ----------
                                                         35,420                             38,114
                                                     ----------                         ----------

Total loans, net                                     $  466,140                         $  484,783
                                                     ==========                         ==========


     The following table sets forth information about originations, purchases, sales, and principal reductions for the Company's loans for the period indicated.

                                                            Nine Months Ended
                                                            September 30, 1999
                                                           --------------------
                                                          (Dollars in Thousands)
Loans originated:
   Real estate:
      Permanent:
         Residential 1- to 4-family                            $   58,642
         Residential 5 or more family                               1,500
                                                               ----------
            Total                                                  60,142
                                                               ----------
      Commercial real estate                                       15,827
                                                               ----------
      Construction:
         Residential 1- to 4-family                                15,054
         Residential 5 or more family                               1,218
         Nonresidential                                             1,633
                                                               ----------
            Total                                                  17,905
                                                               ----------
      Land acquisition:
         Consumer lots                                                958
         Acquisition and development                               10,852
                                                               ----------
            Total                                                  11,810
                                                               ----------
            Total real estate loans originated                    105,684
                                                               ----------
   Consumer:
      Home equity and second mortgage                              28,015
      Other                                                         7,628
                                                               ----------
            Total                                                  35,643
                                                               ----------
   Commercial business                                             33,065
                                                               ----------
            Total loans originated                                174,392
   Loans purchased                                                 24,171
                                                               ----------
            Total loans originated and purchased                  198,563
                                                               ----------
Principal reductions:
   Repayments and other principal reductions                      178,672
   Real estate loans sold                                          44,082
                                                               ----------
            Total principal reductions                            222,754
                                                               ----------
Net decrease in total loans                                    $  (24,191)
                                                               ==========


Net decrease in loans held for sale                            $   (2,855)
Net decrease in gross loans held for investment                   (21,336)
                                                               ----------
                                                               $  (24,191)
                                                               ==========

Deposits

     Total deposits decreased $19.2 million, or 3.9%, between September 30, 1999
and  December  31,  1998.   Noninterest-bearing  and  interest-bearing  deposits
decreased $10.7 million and $8.5 million, respectively.

     While the Company's overall noninterest-bearing deposits balance decreased from $78.7 million at December 31, 1998 to $68.0 million at September 30, 1999, its average balance increased for the three months and the nine months ended September 30, 1999. The average noninterest-bearing deposits balance increased $8.7 million to $66.8 million for the three months ended September 30, 1999 as compared to the same period last year. The average noninterest- bearing deposits balance for the first nine months of 1999 increased $11.7 million to $65.5 million as compared to the first nine months of 1998.

     The $8.5 million decrease in interest-bearing deposits is primarily attributed to customers seeking other investment alternatives offered in the market as a result of current economic conditions.

Capital

     The Company's and the Bank's capital ratios exceeded applicable regulatory requirements at September 30, 1999.

     In July 1999, the Board of Directors of the Company gave the Company's management the discretion to initiate a repurchase of up to 150,000 of the Company's shares. The Company is not obligated to conduct such a repurchase at all, and the Company's decision to do so, as well as the timing of any repurchase, will depend on a variety of factors. As of September 30, 1999, no shares had been repurchased under this discretionary authority.

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


                                                             September 30,              December 31,
                                                                1999                       1998
                                                             -------------              ------------
                                                                       (Dollars in Thousands)
Nonperforming loans:
   Real estate loans:
     Permanent residential 1- to 4-family
       Nonaccrual                                            $  205                      $   359
       Accruing loans 90 days or more past due                   36                          511
                                                             ------                      -------
       Total                                                    241                          870
                                                             ------                      -------


   Construction:
       Accruing loans 90 days or more past due                  369                            -
                                                             ------                      -------


   Land acquisition and development loans:
       Accruing loans 90 days or more past due                   48                            -
                                                             ------                      -------


   Consumer loans:
       Nonaccrual:
         Boats                                                   12                           37
         Home equity and second mortgage                         95                           57
         Other                                                   52                           46
       Accruing 90 days or more past due                          -                            2
                                                             ------                      -------
       Total                                                    159                          142
                                                             ------                      -------


   Commercial business loans:
       Nonaccrual                                                31                           64
                                                             ------                      -------


Total nonperforming loans:
       Nonaccrual                                               395                          563
       Accruing loans 90 or more days past due                  453                          513
                                                             ------                      -------
       Total                                                    848                        1,076

Real estate owned, net                                          200                          377
Other repossessed assets, net                                     -                           21
                                                             ------                      -------


   Total nonperforming assets, net                           $1,048                      $ 1,474
                                                             ======                      =======


   Total nonperforming assets, net, to total assets             .16%                         .23%
                                                             ======                      =======



     Allowance for Loan Losses. The following table sets forth activity of the allowance for loan losses for the periods indicated.

                                                Nine months ended September 30,
                                                -------------------------------
                                                1999                      1998
                                                ----                      ----
                                                    (Dollars in Thousands)

Balance at beginning of period                 $ 4,024                  $ 3,783
Provision for loan losses                           75                      440
Losses charged to allowance                       (286)                    (340)
Recovery of prior losses                            69                       94
                                               -------                  -------
Balance at end of period                       $ 3,882                  $ 3,977
                                               =======                  =======

     The Company's provision for loan losses decreased to $75,000 for the nine months ended September 30, 1999, as compared to $440,000 in the same period in 1998. The difference between the provision for loan losses and net loans charged-off during the first nine months of 1999 relates primarily to loan types in which the Bank is no longer active and for which provisions for loan losses have previously been made. Management believes that these previous provisions are adequate. At September 30, 1999, the Company's coverage ratio was 457.8% based on a total allowance for loan losses of $3,882,000 and total nonperforming loans of $848,000. This compares to a coverage ratio of 374.0% at December 31, 1998 and a coverage ratio of 454.5% at September 30, 1998.

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


                                                    For the Three Months                 For the Three Months
                                                            Ended                                Ended
                                                     September 30, 1999                   September 30, 1998
                                                ----------------------------         ----------------------------

                                                Average               Yield/         Average               Yield/
                                                Balance   Interest     Cost          Balance   Interest     Cost
                                                -------   --------    -----          -------   --------    -----
                                                                     (Dollars in thousands)
Interest-earning assets:
     Loans (1)                               $  468,494    $ 8,857      7.56%      $  509,055   $ 10,115      7.95%
     Mortgage-backed certificates                42,397        731      6.90           19,546        378      7.74
     U.S. Treasury and other U.S.
        Government agency securities             59,480        847      5.70           42,967        644      6.00
     Federal funds sold                          13,884        176      5.07            9,517        134      5.63
     Federal Home Loan Bank and
        Federal Reserve Bank stock                4,186         79      7.55            5,083         96      7.55
                                               --------     ------                  ---------     ------
        Total interest-earning assets           588,441     10,690      7.27          586,168     11,367      7.76
                                               --------     ------                  ---------     ------

Noninterest-earning assets:
     REO                                            298                                   595
     Other                                       38,910                                39,565
                                             ----------                             ---------
        Total noninterest-earning assets         39,208                                40,160
                                             ----------                             ---------
             Total assets                    $  627,649                            $  626,328
                                             ==========                             =========


Interest-bearing liabilities:
     Passbook and statement savings          $   34,077        209      2.45%      $   38,059        314      3.30%
     Checking accounts                           41,938        147      1.40           35,363        158      1.79
     Money market deposit accounts               75,718        660      3.49           66,312        649      3.91
     Certificates of deposit                    255,146      3,177      4.98          285,327      3,770      5.28
                                               --------     ------                  ---------     ------
        Total interest-bearing deposits         406,879      4,193      4.12          425,061      4,891      4.60
                                               --------     ------                  ---------     ------
     Advances from the Federal Home
        Loan Bank                                83,489      1,097      5.25           71,402        959      5.37
     Securities sold under agreements
        to repurchase                            15,010        158      4.21           12,895        150      4.65
     Other borrowings                                 -          -         -              332          6      7.23
                                               --------     ------                  ---------     ------
        Total borrowings                         98,499      1,255      5.10           84,629      1,115      5.27
                                               --------     ------                  ---------     ------
        Total interest-bearing liabilities      505,378      5,448      4.31          509,690      6,006      4.71
                                               --------     ------                  ---------     ------

Noninterest-bearing liabilities:
     Deposits                                    66,790                                58,131
     Other liabilities                            4,671                                 6,782
                                             ----------                             ---------
        Total noninterest-bearing liabilities    71,461                                64,913
                                             ----------                             ---------

             Total liabilities                  576,839                               574,603
                                             ----------                             ---------

Stockholders' equity                             50,810                                51,725
                                             ----------                             ---------


Total liabilities and stockholders' equity   $  627,649                            $  626,328
                                             ==========                             =========


Net interest income/interest rate spread                   $ 5,242      2.96%                   $  5,361      3.05%
                                                           =======      ====                    ========      ====

Net interest position/net interest margin    $   83,063                 3.56%      $   76,478                 3.66%
                                             ==========                 ====       ==========                 ====

Ratio of average interest-earning assets to
     average interest-bearing liabilities        116.44%                               115.00%
                                             ==========                             =========

(1) Includes nonaccrual loans and loans held for sale.


                                                     For the Nine Months                  For the Nine Months
                                                            Ended                                Ended
                                                     September 30, 1999                   September 30, 1998
                                                -----------------------------        ----------------------------

                                                Average               Yield/         Average               Yield/
                                                Balance   Interest     Cost          Balance   Interest     Cost
                                                -------   --------    ------         -------   --------    ------
                                                                     (Dollars in thousands)
Interest-earning assets:
     Loans (1)                               $  485,138   $ 27,500      7.56%      $  511,506  $  30,439    7.93%
     Mortgage-backed certificates                23,726      1,263      7.10           57,035      2,884    6.74
     U.S. Treasury and other U.S.
        Government agency securities             56,350      2,425      5.74           44,463      2,011    6.03
     Federal funds sold                          15,274        552      4.82           11,714        486    5.53
     Federal Home Loan Bank and
        Federal Reserve Bank stock                4,357        244      7.47            7,756        428    7.36
                                               --------     ------                   --------     ------
        Total interest-earning assets           584,845     31,984      7.29          632,474     36,248    7.64
                                               --------     ------                   --------     ------

Noninterest-earning assets:
     REO                                            353                                   738
     Other                                       38,064                                42,112
                                               --------                              --------
        Total noninterest-earning assets         38,417                                42,850
                                               --------                              --------
             Total assets                    $  623,262                            $  675,324
                                               ========                              ========


Interest-bearing liabilities:
     Passbook and statement savings              35,041        640      2.44%      $   40,697     1,008     3.30%
     Checking accounts                           40,089        429      1.43           34,268       468     1.82
     Money market deposit accounts               74,444      1,909      3.42           61,294     1,735     3.77
     Certificates of deposit                    256,543      9,582      4.98          299,194     11,777    5.25
                                               --------     ------                   --------     ------
        Total interest-bearing deposits         406,117     12,560      4.12          435,453     14,988    4.59
                                               --------     ------                   --------     ------
     Advances from the Federal Home
        Loan Bank                                80,110      3,107      5.17          115,938      4,739    5.45
     Securities sold under agreements
        to repurchase                            16,177        484      3.99           11,355        393    4.61
     Other borrowings                                 -          -         -            1,348         77    7.62
                                               --------     ------                   --------     ------
        Total borrowings                         96,287      3,591      4.97          128,641      5,209    5.40
                                               --------     ------                   --------     ------
        Total interest-bearing liabilities      502,404     16,151      4.29          564,094     20,197    4.77
                                               --------     ------                   --------     ------

Noninterest-bearing liabilities:
     Deposits                                    65,530                                53,786
     Other liabilities                            5,041                                 6,386
                                               --------                              --------
        Total noninterest-bearing liabilities    70,571                                60,172
                                               --------                              --------

             Total liabilities                  572,975                               624,266
                                               --------                              --------

Stockholders' equity                             50,287                                51,058
                                               --------                              --------


Total liabilities and stockholders' equity  $   623,262                             $ 675,324
                                               ========                              ========

Net interest income/interest rate spread                  $ 15,833      3.00%                     $16,051        2.87%
                                                           =======      ====                     ========        ====

Net interest position/net interest margin   $   82,441                  3.61%      $   68,380                    3.38%
                                              ========                  ====         ========                    ====

Ratio of average interest-earning assets to
     average interest-bearing liabilities       116.41%                                112.12%
                                              ========                               ========

(1) Includes nonaccrual loans and loans held for sale.

Comparison of Operating Results for the Three Months Ended September 30, 1999 and September 30, 1998.

General

     The Company's pre-tax income remained substantially unchanged for the three months ended September 30, 1999 as compared to the same period in 1998. A $119, 000 decrease in net interest income was offset by a $88,000 increase in other income and a $61,000 decrease in the provision for loan losses.

Net Interest Income

     The Company's net interest income before the provision for loan losses decreased $119,000, or 2.2%, to $5.2 million for the quarter ended September 30, 1999 as compared to $5.4 million for the quarter ended September 30, 1998. A $0.7 million decrease in interest income was partially offset by a $0.6 million decrease in interest expense for the third quarter of 1999 as compared to the same period in 1998.

     Interest on loans decreased $1.2 million, or 11.9%, to $8.9 million for the third quarter 1999 compared to $10.1 million for the same period in 1998. The average loan balance for the third quarter of 1999 decreased $40.6 million, or 8.0%, to $468.5 million at September 30, 1999 compared to $509.1 million at September 30, 1999. The yield on the loan portfolio for September 30, 1999 was 7.56% compared to 7.95%. Increased loan prepayments, caused primarily by the declining market rates, primarily contributed to the lower average loan balances and loan yields.

     Interest on the Company's portfolio of mortgage-backed certificates increased $353,000, or 93.4%, to $731,000 for the quarter ended September 30, 1999 from $378,000 for the comparable 1998 period. This increase was primarily attributable to the purchase of $51.8 million in mortgage-backed securities in the third quarter of 1999. The average balance of the portfolio increased from $19.5 million in the third quarter of 1998 to $42.4 million in the third quarter of 1999, an increase of 117.4%.

     Interest on U.S. Treasury & other U.S. Government agency securities (collectively, "investments") increased $203,000, or 31.5%, in the third quarter of 1999 compared to the same quarter in 1998. This increase was primarily due to a $16.5 million, or 38.4%, increase in the average balance of investments from $43.0 million at September 30, 1998 to $59.5 million at September 30, 1999.

     Interest on deposits decreased $698,000, or 14.3%, for the quarter ended September 30, 1999 compared to the quarter ended September 30,1998. The decrease was attributable to both a decrease in the average balance of interest-bearing deposits, as well as a decrease in the average cost of these deposits. The average balance of interest-bearing deposits and the average cost of these deposits were $406.9 million and 4.12%, respectively, for the third quarter of 1999 as compared to $425.1 million and 4.60%, respectively, for the third quarter of 1998.

Provision for Loan Losses

     The Company's provision for loan losses decreased $61,000 to $39,000 for the three months ended September 30, 1999 as compared to $100,000 for the same period in 1998. Net loans charged off during the three months ended September 30, 1999 were $46,000 compared to $30,000 for the comparable 1998 period. The difference between the provision for loan losses and net loans charged off during the third quarter of 1999 relates primarily to loan types in which the Bank is no longer active and for which provisions for loan losses have previously been made. Management believes that these previous provisions are adequate.

Other Income

     Total other income increased by $88,000 for the third quarter of 1999 compared to the same period in 1998. The increase is primarily the result of a $163,000 increase in other income and a $98,000 increase in merchant processing fees, partially offset by a $144,000 decrease in gains on sales of loans and securities. The increase in other income resulted primarily from the sale of a land parcel held by the Company. The increase in merchant processing fees and the decrease in gains on sales of loans and securities were volume generated changes.

Other Expenses

     Total other expense remained substantially the same for the third quarter of 1999 compared to the third quarter of 1998. Increases in net occupancy expense and equipment and data processing expense were offset by a decrease in salaries and employee benefits.


Comparison of Operating Results for the Nine Months Ended September 30, 1999 and September 30, 1998.

General

     The Company's pre-tax income decreased $0.1 million, or 1.4%, to $7.0 million for the nine months ended September 30, 1999 as compared to $7.1 million for the nine months ended September 30, 1998. A $560,000 increase in other expense was partially offset by a $147,000 increase in net interest income after the provision for loan losses and a $309,000 increase in other income.

Net Interest Income

     The Company's net interest income before provision for loan losses decreased $0.2 million, or 1.4%, to $15.8 million for the nine months ended
September 30, 1999. A $4.3 million decrease in interest income was partially offset by a $4.1 million decrease in interest expense for the first nine months of 1999 as compared to the same period in 1998. Increased loan prepayments, caused primarily by declining market rates, contributed to decreased interest income on loans and loan yields. In addition, management used the proceeds from the sale, maturity and principal repayment of certain securities, primarily lower-yielding mortgage-backed certificates, to reduce advances from the Federal Home Loan Bank ("FHLB") rather than seek alternative investment opportunities. This strategy reduced both interest earning assets and interest bearing liabilities during the first nine months of 1999 compared to the first nine months of 1998. Total interest-earning assets decreased to an average balance of $584.8 million at September 30, 1999 from $632.5 million at September 30, 1998, while total interest-bearing liabilities decreased to $502.4 million at September 30, 1999 from $564.1 million at September 30, 1998. Average noninterest-bearing deposits increased $11.7 million from September 30, 1998 to September 30, 1999 which also had a favorable impact on net interest margin. The Company's net interest margin increased to 3.61% for the nine months ended September 30, 1999 from 3.38% for the nine months ended September 30, 1998.

     Interest on loans decreased $2.9 million, or 9.5%, to $27.5 million for the nine months ended September 30, 1999 compared to $30.4 million the same period in 1998. This decrease was attributable to both decreases in average balances, as well as a decrease in the loan portfolio yield associated with the declining market rates in 1998. The average loan balance for the first nine months of 1999 decreased $26.4 million, or 5.2%, to $485.1 million compared to $511.5 million for the first nine months of 1998. The yield on the loan portfolio was 7.56% for the nine months ended September 30, 1999 compared to 7.93% for the same period in 1998, a decrease of 4.7%.

     Interest on the Company's portfolio of mortgage-backed certificates decreased $1.6 million , or 55.2%, to $1.3 million for the nine months ended September 30, 1999 from $2.9 million for the comparable 1999 period. The decrease was attributable to a $33.3 million decrease in the average balance of the portfolio during the first nine months of 1999 compared to the first nine months of 1998. The decrease in the portfolio average balance was attributable to the sales and prepayments of mortgage-backed securities as a result of the interest rate declines in 1998, partially offset by a substantial purchase of mortgage-backed securities in the third quarter of 1999.

     Interest on deposits decreased by $2.4 million, or 16.0%, for first nine months of 1999 compared to the first nine months of 1998. The decrease was attributable to both a decrease in the average balance of interest-bearing deposits as well as a decrease in the average cost of these deposits. The average balance of interest-bearing deposits and the average cost of these deposits were $406.1 million and 4.12% respectively, for the first nine months of 1999 as compared to $435.5 and 4.59%, respectively, for the first nine months of 1998.

     Interest on borrowings decreased $1.6 million, or 30.8%, for the nine months ended September 30, 1999 compared to the same period in 1998. This decrease was substantially due to a $35.8 million decrease in the average balance of FHLB advances for the first nine of 1999 compared to the first nine months of 1998. The decline in the average balance
was   primarily   associated   with  the  use  of  proceeds  from  the  sale  of
mortgage-backed certificates to significantly reduce the balance of FHLB advances in 1998.

Provision for Loan Losses

     The Company's provision for loan losses decreased $365,000 to $75,000 for the nine months ended September 30, 1999 as compared to $440,000 for the same period in 1998. Net loans charged off during the nine months ended September 30, 1999 were $217,000 compared to $246,000 for the comparable 1998 period. The difference between the provision for loan losses and net loans charged off during the first nine months of 1999 relates primarily to loan types in which the Bank is no longer active and for which provisions for loan losses have previously been made. Management believes that these previous provisions are adequate.

Other Income

     Total other income increased $309,000, or 5.9%, for the nine months ended September 30,1999 as compared to the same period in 1998. The increase was primarily attributable to a $285,000 increase in other income. This increase resulted primarily from a $152,000 recognition of gain from the sale of a land parcel held by the Company and a $135,000 recognition of the deferred gain from the sale of the Company's headquarters building. Volume related increases in merchant processing fees and deposit fees were offset by volume related decreases in commercial mortgage brokerage fees and gains on sales of loans and securities.

Other Expenses

     Total other expenses increased $560,000, or 4.1%, from the first nine months of 1999 compared to the first nine months of the previous year. The increase is primarily the result of a $276,000 increase in salaries and employee benefits, a $186,000 increase in merchant processing expense and a $172,000 increase in net occupancy expense. The increase in salaries and employee benefits is partially attributed to the implementation of the Company's core banking initiatives, which required additional lenders and retail bankers, as well as salary increases. The increase in net occupancy expense is primarily attributable to increased rent expense subsequent to the sale of the Company's headquarters building. The increase in the merchant processing expense is primarily volume generated.

Liquidity

     The principal sources of funds for the Company for the nine months ended September 30, 1999 included $46.2 million in proceeds from the sale of loans, $18.8 million in proceeds from principal repayments and maturities of securities available for sale, a $18.0 million decrease in loans held for investment, and a $2.1 million redemption of Federal Home Loan Bank stock. Funds were used primarily to fund purchases of securities available for sale of $86.8 million, to originate loans held for sale of $42.7 million, as well as to compensate for a $19.2 million decrease in deposits.

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

     All savings institutions, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At September 30, 1999 and December 31, 1998, the required liquid asset ratio was 4.0%. The Bank's liquid asset ratio exceeded regulatory requirements at September 30, 1999 and December 31, 1998.

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

     All four phases of the Company's Year 2000 project have been substantially completed within the guidelines and timeframes set forth by the Federal
Financial Institution Examination Council. The Company will conduct additional testing throughout the remainder of the year. The Company also completed its Year 2000 Contingency Plan, designed to address situations including power shortages, telephone communications failure and our customers' potential Year 2000 problems. This plan also contains two stand-alone plans to address the Company's expected year-end cash requirements and an event plan to monitor specific operations prior to and during the century rollover date. Successful contingency planning is an ongoing process, and the plans will be revised from time to time during the remainder of 1999 as events warrant.

     The Company has determined, based primarily on communications with vendors, that substantially all of the Company's non-IT related systems and equipment are Year 2000 compliant. Testing of critical systems that the Company determined needed to be conducted and compilation of written documentation regarding compliance were substantially completed at the end of the first quarter of 1999.

     The potential impact of Year 2000 will depend not only on the corrective measures the Company undertook but also on other entities that provide data to or receive data from the Company and on those whose operational capability or financial conditions are important to the Company. The Company has received assurances from all major third party vendors that they are in compliance. In addition, management has reviewed significant lending and deposit relationships and consulted with these customers as to their Year 2000 readiness. The plans of such parties are being monitored and the Company is prepared to deal with any fundamental impact on the Company.

     The Company has established an internal review process to evaluate its Year 2000 testing results. Monthly progress reports are made to the Company's senior management and Board of Directors. The Company's Customer Awareness Program, established earlier this year, informs customers of Year 2000 issues and provides status reports as to the Bank's Year 2000 efforts.

     The Company estimates, based on current projections of allocations of existing resources and known direct costs, that total costs related to the Year 2000 project from 1997 to 2000 will be approximately $1,100,000. The Company estimates that approximately 81% of these costs will be related to the redeployment of existing personnel to address Year 2000 Issues, while approximately 19% of these costs will represent incremental expenses to the Company since inception of the Year 2000 project. Since inception, the Company has incurred approximately $885,000 of costs related to its Year 2000 project, of which approximately $104,000 represents incremental expenses primarily for software upgrades and outside consultant fees. Of the $885,000 of Year 2000 project costs incurred since inception, approximately $160,000, $340,000 and $385,000 were incurred in 1997, 1998 and the first nine months of 1999, respectively. The remaining estimated costs to complete the project include additional testing, monitoring and contingency activities during the remainder of 1999 and into the year 2000. Some computer-related initiatives have been delayed due to the allocation of resources towards Year 2000 issues. Management believes these delays have not had an adverse impact on the Company's financial condition or day to day operations.

     Based on the results of the Company's testing program, it is the Company's opinion that its critical systems are Year 2000 compliant. In the unlikely event that a critical system does not perform as expected or if there is non-compliance by a major third party provider, the above mentioned contingency plan would be invoked. This plan is intended to guide the Company in responding to possible failure of critical systems.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     Information contained in the above discussion titled, "Management's Discussion and Analysis of Financial Condition and Results of Operations," other than historical information, may contain forward-looking statements that involve risks and uncertainties including, but not limited to, the Company's and its major vendors' and customers' Year 2000 readiness, and the estimated costs related to Year 2000 issues. These statements are made pursuant to the safe harbor provisions of the Private Litigation Reform Act of 1995, and are provided to assist the reader in understanding anticipated future financial and operational results. Although the Company believes that the assumptions underlying the forward- looking statements contained herein are reasonable, any of these assumptions could ultimately prove to be inaccurate. The Company's actual results may differ materially from those projected in forward-looking statements, particularly if market conditions or other factors prevent the Company from achieving or sustaining the increases in loan production of fee income that are the basis of many of the Company's assumptions.

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

Market Risk Management

     The Company's primary market risk exposure is interest rate risk. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of the Company's interest-earning assets and interest-bearing liabilities. There were no material changes in the Company's market risk management strategy, as stated in the Company's 1998 annual report, during the first nine months of 1999.

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


                                           CENIT BANCORP, INC.


DATE: November 9, 1999                     /S/Michael S. Ives
                                           Michael S. Ives
                                           President and Chief Executive Officer



DATE: November 9, 1999                     /S/ John O. Guthrie
                                           John O. Guthrie
                                           Senior Vice President and
                                           Chief Financial Officer