Form 10-K
period 1999-12-31
CENIT BANCORP INC
filed 2000-03-30
CIK 877834

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] Annual Report  Pursuant to Section 13 or 15(d) of the
      Securities  Exchange Act of 1934

For the fiscal year ended December 31, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

For the transition period from _______________ to _______________.

Commission file number 0-20378
                                   CENIT BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Delaware                                      54-1592546
------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

      300 East Main Street, Suite 1350
      Norfolk, Virginia                               23510
------------------------------               ------------------------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code 757-446-6600
                                                  -------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, par value $.01 per share
---------------------------------------------------------------------------
                                    (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No. _____.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the closing price of $13.25 of the registrant's common stock on February 29, 2000, as reported on the Nasdaq Stock Market under the symbol "CNIT," the aggregate market value of the voting stock held by non-affiliates of the registrant was $53,131,215. Solely for purposes of this calculation, all executive officers and directors of the registrant are considered to be affiliates. Also included are certain shares held by various employee benefit plans.

The number of shares of the registrant's common stock outstanding as of February 29, 2000 was 4,753,663.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Rule G(3) of the General Instructions for Form 10-K. Information from such Definitive Proxy Statement is hereby incorporated by reference into
Part III, Items 10, 11, 12, and 13.

                                     PART I

Item 1 - Business

General

     CENIT Bancorp, Inc. (the "Company") is a Delaware corporation that was organized in July, 1991 for the purpose of becoming the unitary savings and loan holding company for CENIT Bank (the "Bank").

     The Company currently conducts its business from its corporate headquarters in Norfolk, Virginia, and through twenty retail offices and two mortgage origination offices located in southeastern Virginia. The Company operates in one business segment, providing retail and commercial banking services to customers within its market. At December 31, 1999, the Company had total deposits of $464.6 million. The Bank's deposits are insured up to the maximum allowable amount by the Federal Deposit Insurance Corporation (the "FDIC") through the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF"). The Bank is regulated by the Office of Thrift Supervision ("OTS"), the FDIC, and the Securities and Exchange Commission (the "SEC"). The Bank is a member of the Federal Home Loan Bank of Atlanta (the "FHLB") and is subject to the Board of Governors of the Federal Reserve Board (the "Federal Reserve") concerning reserves required to be maintained against deposits and certain other matters.

     At December 31, 1999, the Company had total assets of $674.2 million and total stockholders' equity of $51.3 million. The Company's office is located at the corporate headquarters of the Bank at 300 East Main Street, Suite 1350, Norfolk, Virginia, 23510. The telephone number is (757) 446-6600.

Market Area

     The Company is located in the Norfolk-Virginia Beach-Newport News Metropolitan Statistical Area ("MSA"), which extends approximately 65 miles from Williamsburg, Virginia to Virginia Beach, Virginia, and Currituck County, North Carolina. This MSA is the 27th largest MSA in the United States and the fourth largest MSA in the southeastern United States with a population in 1999 of approximately 1.6 million persons. The Company's principal market within this region is the Hampton Roads area, which is composed of the cities of Norfolk, Portsmouth, Virginia Beach, Chesapeake, Suffolk, Hampton, and Newport News. The Company has its corporate headquarters in Norfolk, Virginia and the Bank currently has a total of twenty retail offices and twenty-six automated teller machines located in the cities of Norfolk, Portsmouth, Virginia Beach, Chesapeake, Hampton, Newport News and in York County, Virginia. In addition, the Company has a mortgage loan origination office located in the city of Chesapeake. One of the Company's York County retail offices also includes a mortgage loan origination office.

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

Competition

     The Company faces significant competition both in making loans and in attracting deposits. The Company's competition for loans comes from commercial banks, savings banks, mortgage banking subsidiaries of regional commercial banks, national mortgage bankers, insurance companies, and other institutional lenders. The Company's most direct competition for deposits has historically come from savings banks, commercial banks, credit unions and other financial institutions. Based upon total assets at December 31, 1999, the Bank constitutes the largest bank or thrift institution with its parent company headquartered in its MSA. The Company may face an increase in competition as a result of the continuing reduction in the restrictions on the interstate operations of financial institutions. The Company also faces competition for deposits from short-term money market mutual funds and other corporate and government securities funds.

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

Average Balance Sheet

     The following table sets forth, for the years indicated, information regarding: (i) the total dollar amounts of interest income from interest-earning assets and the resulting average yields; (ii) the total dollar amounts of interest expense from interest-bearing liabilities and the resulting average costs; (iii) net interest income; (iv) interest rate spread; (v) net interest position; (vi) the net yield earned on interest-earning assets; and (vii) the ratio of total interest-earning assets to total interest-bearing liabilities. Average balances shown in the following table have been calculated using daily average balances. Yield information does not give effect to changes in fair value that are reflected as a component of stockholders' equity.


                                                                             Year ended December 31,
                                          -----------------------------------------------------------------------------------------
                                                        1997                           1998                          1999
                                          -----------------------------------------------------------------------------------------
                                          Average                Yield/   Average               Yield/   Average              Yield/
                                          Balance     Interest    Cost    Balance    Interest   Cost     Balance   Interest   Cost
                                          -------     --------   ------   -------    --------   ------    -------  --------   -----
                                                                                (Dollars in Thousands)
Interest-earning assets:
   Loans (1)                             $ 470,594   $ 38,220    8.12%   $ 507,694   $39,931    7.87%   $480,627   $ 36,506   7.60%
   Mortgage-backed certificates            124,761      8,685    6.96       46,967     3,208    6.83      36,300      2,533   6.98
   U.S. Treasury, other U.S.
      Government agency and other
      debt securities                       44,489      2,775    6.24       44,542     2,664    5.98      56,556      3,237   5.72
   Federal funds sold                        8,109        450    5.55       13,292       705    5.30      13,894        683   4.92
   Federal Home Loan Bank and
      Federal Reserve Bank stock             8,959        646    7.21        7,078       523    7.39       4,666        353   7.57
                                         ---------   --------            ---------    ------            --------   --------
      Total interest-earning assets        656,912     50,776    7.73      619,573    47,031    7.59     592,043     43,312   7.32
                                         ---------   --------            ---------    ------            --------   --------
Noninterest-earning assets:
   REO                                       1,794                             710                           314
   Other                                    38,784                          41,095                        38,232
                                         ---------                        --------                      --------
      Total noninterest-earning assets      40,578                          41,805                        38,546
                                         ---------                       ---------                      --------
        Total assets                     $ 697,490                       $ 661,378                      $630,589
                                         =========                       =========                      ========
Interest-bearing liabilities:
   Passbook and statement savings        $  45,050       1,522   3.38    $  39,700     1,250    3.15    $ 34,500        841   2.44
   Checking accounts                        29,167         602   2.06       34,861       606    1.74      40,633        579   1.42
   Money market deposit accounts            46,790       1,566   3.35       64,109     2,397    3.74      75,442      2,604   3.45
   Certificates of deposit                 329,477      17,282   5.25      292,456    15,318    5.24     255,142     12,713   4.98
                                         ---------    --------           ---------   -------            --------   --------
      Total interest-bearing deposits      450,484      20,972   4.66      431,126    19,571    4.54     405,717     16,737   4.13
   Advances from the Federal Home

      Loan Bank                            140,077       7,819   5.58      103,592     5,622    5.43      87,921      4,602   5.23
   Other borrowings                          1,461         110   7.53        1,008        77    7.64           -          -      -
   Securities sold under agreements
      to repurchase                          8,893         409   4.60       12,026       535    4.45      15,711        641   4.08
                                         ---------    --------           ---------    ------            --------   --------
      Total interest-bearing liabilities   600,915      29,310   4.88      547,752    25,805    4.71     509,349     21,980   4.32
                                         ---------    --------           ---------   -------            --------   --------
Noninterest-bearing liabilities:
   Deposits                                 42,725                          56,407                        65,730
   Other liabilities                         3,832                           6,413                         4,909
                                         ---------                       ---------                      --------
      Total noninterest-bearing
           liabilities                      46,557                          62,820                        70,639
                                         ---------                        --------                      --------
        Total liabilities                  647,472                         610,572                       579,988
Stockholders' equity                        50,018                          50,806                        50,601
                                         ---------                       ---------                      --------
Total liabilities and stockholders'
           equity                        $ 697,490                        $661,378                      $630,589
                                         =========                        ========                      ========
Net interest income/interest rate spread             $  21,466   2.85%               $21,226    2.88%              $ 21,332   3.00
                                                     =========   ====                =======    ====                 ======   ====
Net interest position/net interest
           margin                        $  55,997               3.27%    $ 71,821              3.43%   $ 82,694              3.60%
                                         =========               ====     ========              ====    ========              ====
Ratio of average interest-earning assets
to average interest-bearing liabilities     109.30%                         113.11%                       116.24%
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

                                                                             Year ended December 31,
                                                     ------------------------------------------------------------------------
                                                               1997 vs. 1998                            1998 vs. 1999
                                                     -------------------------------         --------------------------------
                                                            Increase (decrease)                      Increase (decrease)
                                                                  due to                                   due to
                                                     -------------------------------         --------------------------------
                                                     Volume        Rate          Net         Volume          Rate         Net
                                                     ------        ----          ---         ------          ----         ---
                                                                             (Dollars in Thousands)
Interest Income:
   Loans (1)                                         $ 2,946     $(1,235)    $ 1,711         $(2,084)      $(1,341)    $(3,425)
   Mortgage-backed certificates                       (5,316)       (161)     (5,477)          (743)            68        (675)
   U.S. Treasury, other U.S.
     Government agency and other
     debt securities                                       3        (114)       (111)           692           (119)        573
   Federal funds sold                                    276         (21)        255             31            (53)        (22)
   Federal Home Loan Bank and
     Federal Reserve Bank stock                         (139)         16        (123)          (182)            12        (170)
                                                     -------     -------     -------         ------        -------     -------

     Total interest income                            (2,230)     (1,515)     (3,745)        (2,286)        (1,433)     (3,719)
                                                     -------     -------     -------         ------        -------     -------

Interest Expense:
   Passbook and statement savings                       (172)       (100)       (272)          (150)          (259)       (409)
   Checking accounts                                     109        (105)          4             92           (119)        (27)
   Money market deposit accounts                         632         199         831            401           (194)        207
   Certificates of deposit                            (1,938)        (26)     (1,964)        (1,886)          (719)     (2,605)
   Advances from the Federal Home Loan Bank           (1,985)       (212)     (2,197)          (826)          (194)     (1,020)
   Other borrowings                                      (33)          -         (33)           (77)             -         (77)
   Securities sold under agreements to
     repurchase                                          140         (14)        126            153            (47)        106
                                                     -------     -------     -------         ------        -------     -------

     Total interest expense                           (3,247)       (258)     (3,505)        (2,293)        (1,532)     (3,825)
                                                     -------     -------     -------         ------        -------     -------

     Net interest income                             $ 1,017     $(1,257)    $  (240)        $    7        $    99     $   106
                                                     =======     =======     =======         ======        =======     =======

---------------------------
(1)  Includes nonaccrual loans and loans held for sale.

Interest Rate Risk Management

     For discussion, See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Risk Management."

Lending Activities

     General. The Company engages in a wide range of lending activities, which include the origination, primarily in its market area, of one to four-family and multi-family residential mortgage loans, commercial real estate loans, construction loans, land acquisition and development loans, consumer loans, and commercial business loans; and the bulk purchase of residential loans primarily located outside its market area. At December 31, 1999, the Company's total gross loans held for investment in all categories equaled $506.7 million.

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


                                                                              At December 31,
                                             --------------------------------------------------------------------------------------
                                                  1995             1996             1997              1998             1999
                                             --------------   ---------------  ---------------  ---------------   ---------------
                                             Amount Percent   Amount  Percent  Amount  Percent  Amount  Percent   Amount  Percent
                                             ------ -------   ------  -------  ------  -------  ------  -------   ------  -------
                                                                            (Dollars in Thousands)
Real estate loans:
   Residential permanent 1- to 4-family:

     Adjustable rate                      $ 98,093  27.44%  $157,542 33.63%  $213,682  40.20%  $181,104 34.63%  $149,163  29.44%
     Fixed rate
       Conventional                         47,633  13.32    98,952  21.12     89,356  16.81    66,041  12.63     69,055  13.63
       Guaranteed by VA or insured by FHA    7,691   2.15     7,004   1.50      5,487   1.03     3,972   0.76      2,823    .56
                                           -------  -----   -------  -----   -------- ------   -------  -----   -------- ------
     Total permanent 1- to 4-family        153,417  42.91   263,498  56.25    308,525  58.04   251,117  48.02    221,041  43.63
                                           -------  -----   -------  -----   -------- ------   -------  -----   -------- ------
   Residential permanent 5 or more family    9,343   2.61     7,100   1.52      6,374   1.20     7,874   1.51      8,082   1.59
                                           -------  -----   -------  -----   -------- ------   -------  -----   -------- ------
     Total permanent residential loans     162,760  45.52   270,598  57.77    314,899  59.24   258,991  49.53    229,123  45.22
                                           -------  -----   -------  -----   -------- ------   -------  -----   -------- ------
   Commercial real estate loans:
     Hotels                                  9,652   2.70     9,651   2.06     10,240   1.93     9,208   1.76     10,711   2.11
     Office and warehouse facilities        30,483   8.52    27,178   5.80     26,710   5.02    36,659   7.01     38,908   7.68
     Retail facilities                      17,450   4.88    18,181   3.88     18,249   3.43    22,823   4.37     22,098   4.36
     Other                                   5,459   1.53     3,304   0.71      2,714   0.51     7,921   1.51     10,007   1.97
                                          --------  -----   -------  -----   -------- ------   -------  -----   -------- ------
     Total commercial real estate loans     63,044  17.63    58,314  12.45     57,913  10.89    76,611  14.65     81,724  16.12
                                          --------  -----   -------  -----     ------ ------   -------  -----   -------- ------
   Construction loans:
     Residential 1- to 4-family             51,637  14.44    43,807   9.35     44,208   8.32    47,232   9.03     48,912   9.65
     Residential 5 or more family            4,224   1.18     8,855   1.89     12,784   2.40    19,621   3.75      9,616   1.90
     Nonresidential                             50   0.02     3,365   0.72      1,420   0.27     4,101   0.79      7,685   1.52
                                          --------  -----   -------  -----   -------- ------   -------  -----   -------- ------
     Total construction loans               55,911  15.64    56,027  11.96     58,412  10.99    70,954  13.57     66,213  13.07
                                          --------  -----   -------  -----   -------- ------   -------  -----   -------- ------
   Land acquisition and development loans:

     Consumer lots                           5,646   1.58     5,396   1.15      4,573   0.86     3,703   0.71      3,566    .70
     Acquisition and development            14,961   4.18    16,010   3.42     13,327   2.51    11,444   2.19     18,065   3.57
                                          --------  -----   -------  -----   -------- ------   -------  -----   -------- ------
     Total land acquisition and
       development loans                    20,607   5.76    21,406   4.57     17,900   3.37    15,147   2.90     21,631   4.27
                                          --------  -----   -------  -----   -------- ------   -------  -----   -------- ------
   Total real estate loans                 302,322  84.55   406,345  86.75    449,124  84.49   421,703  80.65    398,691  78.68
                                          --------  -----   -------  -----   -------- ------   -------  -----   -------- ------
Consumer loans:
   Boats                                     9,766   2.73     7,814   1.67      5,685   1.07     4,275   0.82      2,855    .56
   Home equity and second mortgage          20,811   5.82    29,578   6.31     45,194   8.50    52,845  10.11     56,469  11.14
   Mobile homes                                206   0.06       137   0.03         95   0.02        52   0.01         31    .01
   Other                                     5,211   1.46     6,606   1.41      7,250   1.36    10,537   2.01     11,937   2.36
                                          --------  -----   -------  -----   -------- ------   -------  -----   -------- ------
   Total consumer loans                     35,994  10.07    44,135   9.42     58,224  10.95    67,709  12.95     71,292  14.07
                                          --------  -----   -------  -----   -------- ------   -------  -----   -------- ------
Commercial business loans                   19,259   5.38    17,922   3.83     24,222   4.56    33,485   6.40     36,739   7.25
                                          --------  -----   -------  -----   -------- ------   -------  -----   -------- ------
   Total loans                             357,575 100.00%  468,402 100.00%   531,570 100.00%  522,897 100.00%   506,722 100.00%
                                          -------- =======  ------- =======  -------- =======  ------- =======  -------- =======
Less:
   Allowance for loan losses                 3,696            3,806             3,783            4,024             3,860
   Undisbursed portion of construction and
     acquisition and development loans      34,728           42,309            42,067           35,463            34,714
   Unearned discounts, premiums, and
     loan fees, net                            (43)              68              (767)          (1,373)           (1,470)
                                          --------          -------          --------          -------          --------
                                            38,381           46,183            45,083           38,114            37,104
                                          --------          -------          --------          -------          --------
Total loans, net                          $319,194         $422,219          $486,487         $484,783          $469,618
                                          ========         ========          ========         ========          ========


     Loan Maturities and Interest Rate Sensitivity. The following tables set forth the fixed-rate and adjustable-rate composition and the contractual maturities by general loan categories of the Company's loan portfolio at December 31, 1999. Loans shown in the second table as including a "call" provision are fixed-rate loans that permit the Company to demand payment of the loan on one or more specified dates as set forth in the loan documents. Such loans are included in the category in which they first may be called by the Company. The amounts shown for each period do not take into account loan prepayments. The contractual maturities of the loans indicated in the following tables do not necessarily reflect the actual average life of loans in the Company's loan portfolio because of loan prepayments and other factors.



                                                                           Maturity in:
                                       -----------------------------------------------------------------------------
                                                     Over one    Over five    Over ten         Over
                                       One year      to five      to ten      to twenty       twenty
                                       or less        years        years        years          years        Total
                                       --------      --------    ---------    ---------        -----        -----
                                                                 (Dollars in Thousands)

Permanent 1- to 4-family              $  11,267     $ 28,239      $36,945      $ 81,476       $ 63,114    $ 221,041

Permanent 5 or more family                  345        2,152        2,626         2,959              -        8,082

Commercial real estate                    9,900       22,873       23,283        25,142            526       81,724

Construction                             66,213            -            -             -              -       66,213

Land acquisition and development         18,078          915          679         1,216            743       21,631

Consumer                                 34,255       20,156        8,465         6,191          2,225       71,292

Commercial business                      22,006       13,080        1,081           572              -       36,739
                                       --------      -------     --------      --------       --------    ---------

   Total                               $162,064     $ 87,415      $73,079      $117,556       $ 66,608    $ 506,722
                                       ========     ========     ========      ========       ========    =========



                                                                  Maturity after December 31, 2000:
                                       ----------------------------------------------------------------------------
                                                              Floating
                                                                  or
                                           Fixed              Adjustable
                                           Rates                 Rates                 Calls                  Total
                                           -----               ---------              -------                ------
                                                                   (Dollars in Thousands)

Permanent 1- to 4-family                  $36,123              $146,621               $27,030              $209,774

Permanent 5- or more family                    58                 6,032                 1,647                 7,737

Commercial real estate                     13,983                29,804                28,036                71,824

Construction                                    -                     -                     -                     -

Land acquisition and development              390                   167                 2,996                 3,553

Consumer                                   29,608                   559                 6,870                37,037

Commercial business                        12,240                 1,718                   776                14,733
                                           ------              --------               -------               -------

   Total                                  $92,402              $184,901               $67,355              $344,658
                                          =======              ========               =======              ========


   The Company's Credit Policy. The Company's credit policy establishes minimum requirements and provides for appropriate limitations on overall concentration of credit within the Company. The policy provides guidance in general credit policies, underwriting policies and risk management, credit approval, and administrative and problem asset management policies. The overall goal of the Company's credit policy is to ensure that loan growth is accompanied by acceptable asset quality with uniform and consistently applied approval, administration, and documentation practices and standards.

     Residential Mortgage Lending. A major lending activity of the Company is the origination of residential mortgage loans secured by properties located in its primary market area in southeastern Virginia. Originations are supplemented by the bulk purchase of residential mortgage loans outside of the Company's market area. The Company originates mortgage loans through its branch managers and its loan officers. The Company currently offers both fixed-rate and adjustable-rate mortgage loans. At December 31, 1999, $221.0 million were invested in one-to-four family residential mortgage loans. Of these residential mortgage loans, $149.2 million or 67.5% were invested in ARM loans and $71.9 million or 32.5% were invested in fixed-rate mortgage loans.

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

     The Company also originates residential mortgage loans through its private banking groups. These loans are generally nonconforming jumbos to high income and/or net worth borrowers.

     Construction Lending. At December 31, 1999, $66.2 million of the Company's total loans held for investment were construction loans, of which $30.3 million were undisbursed loan proceeds. Of these construction loans, $48.9 million were for one- to four-family residences.

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

     Commercial Real Estate Lending. At December 31, 1999, the Company had $81.7 million of commercial real estate loans.

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

     Consumer Lot Lending. Consumer lot loans are loans made to individuals for personal use for the purpose of acquiring an unimproved building site for the construction of a residence to be occupied by the borrower. At December 31, 1999, the Company had $3.6 million of consumer lot loans. Consumer lot loans are made only to individual borrowers, and each borrower generally must certify to the Company his intention to build and occupy a single-family residence on his lot generally within three or five years of the date of origination of the loan. These loans typically have a maximum term of either three or five years with a balloon payment of the entire balance of the loan being due in full at the end of the initial term. The interest rate for these loans is usually a fixed rate that is slightly higher than prevailing fixed rates for one- to four-family residential mortgage loans. Management does not view consumer lot loans as bearing as much risk as land acquisition and development loans because such loans are not made for the construction of residences for immediate resale, are not made to developers and builders, and are not concentrated in any one subdivision or community.

     Land Acquisition and Development Lending. Land acquisition and development loans are loans made to builders and developers for the purpose of acquiring unimproved land to be developed for residential building sites, residential housing subdivisions, multi-family dwellings, and a variety of commercial uses. At December 31, 1999, the Company had $18.1 million of land acquisition and development loans, of which $4.4 million were undisbursed loan proceeds. The Company's present policy is to make land loans to borrowers for the purpose of acquiring developed lots for single-family, townhouse or condominium construction or to facilitate the sale of real estate owned ("REO"). The Company will also make land acquisition and development loans to residential builders and to experienced developers in strong financial condition in order to provide additional construction and mortgage lending opportunities for the Company.

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

     Consumer Lending. The Company offers a variety of consumer loans, including home equity and second mortgage loans, and other consumer loans, which include automobile, personal (secured and unsecured), credit card, and loans secured by savings accounts or certificates of deposit. At December 31, 1999, the balance of all consumer loans was $71.3 million. The Company offers consumer loans to its customers as part of its consumer and small business banking strategy and because the shorter terms and generally higher interest rates on such loans help the Company maintain a profitable spread between its average loan yield and its cost of funds.

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

     Boat Loans. At December 31, 1999, the Company had a portfolio of boat loans totaling $2.9 million. The Company's portfolio of boat loans consists of loans made by the Company predominantly in its local market area. These loans were made with fixed or adjustable interest rates and with terms ranging from five to twenty years. The Company no longer markets or promotes boat loans. As a result, the outstanding balance of boat loans has gradually decreased over time.

     Home Equity and Second Mortgage Lending. The Company offers its customers home equity lines of credit and second mortgage loans that enable customers to borrow funds secured by the equity in their homes. Currently, home equity lines of credit are offered with adjustable rates of interest that are generally priced at the prime lending rate plus .5%, with the rate for the first 12 months set at 7.49%. Second mortgage loans are offered with fixed and adjustable rates. Call option provisions are included in the loan documents for some longer-term, fixed-rate second mortgage loans, and these provisions allow the Company to make interest rate adjustments for such loans. Second mortgage loans are granted for a fixed period of time, usually between five and twenty years, and home equity lines of credit are made on an open-end, revolving basis under which the borrower is obligated to pay each month a variable amount equal to accrued interest on the outstanding principal plus three fourths of one percent of the outstanding principal. At December 31, 1999, the Company's outstanding home equity and second mortgage loans totaled $56.5 million.

     Commercial Business Lending. Commercial business loan products include revolving lines of credit to provide working capital, term loans to finance the purchase of vehicles and equipment, letters of credit to guarantee payment and performance, and other commercial loans. In general, all of these credit facilities carry the unconditional guaranty of owners/stockholders. As of December 31, 1999, the Company had a total of $36.7 million of commercial business loans.

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

Asset Quality

     Management constantly monitors and reviews all delinquent and nonperforming loans and all REO and other repossessed assets in order to develop appropriate plans to collect delinquent loans or to dispose of foreclosed or repossessed properties as promptly as possible.

     Delinquent Loans. The following table sets forth certain information at the dates indicated relating to delinquent loans and the percentage of such loans to total gross loans held for investment. The information presented below excludes matured loans for which the borrowers are still making required monthly payments of interest or principal and interest. At December 31, 1999 and December 31, 1998, there were no such amounts. At December 31, 1997 such amounts totaled $6,000 for 90 days and over.


                                                                         At December 31,
                                   ------------------------------------------------------------------------------------------------
                                             1997                             1998                               1999
                                   ----------------------              ----------------------             ----------------------
                                                                       (Dollars in Thousands)

                                   Amount         Percent              Amount         Percent             Amount         Percent
                                   ------         -------              ------         -------             ------         -------

30-59 days                         $  729         0.14%                $  985         0.19%               $1,037          0.21%

60-89 days                            859         0.16                    490         0.09                   114          0.02

90 days and over                    1,097         0.21                  1,076         0.21                   379          0.07
                                   ------       ------                  -----       ------                ------         -----

   Total                           $2,685         0.51%                $2,551         0.49%               $1,530          0.30%
                                   ======        =====                 ======        =====                ======        ======

     Nonperforming Assets. The Company's nonperforming assets include nonperforming loans, REO and other repossessed assets. The Company does not generally accrue interest on loans that are 90 days or more past due and does not include in its interest income interest on such loans that accrued during the first 90 days after the loan became delinquent (with the exception of certain VA- guaranteed or FHA-insured one- to four-family permanent mortgage loans, certain credit card loans, and matured loans for which the borrowers are still making required monthly payments of interest, or principal and interest, and with respect to which the Company is negotiating extensions or refinancings with the borrowers).

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

                                                                   At December 31,
                                                  ----------------------------------------------
                                                    1995      1996      1997      1998      1999
                                                    ----      ----      ----      ----      ----
                                                                 (Dollars in Thousands)
Nonperforming loans:

    Real estate loans:
     Permanent residential 1- to 4-family:
        Nonaccrual                                $  420    $1,172    $  528    $  359    $   54
        Accruing loans 90 days or more past due       77       246        53       511        87
                                                  ------    ------    ------    ------    ------
          Total                                      497     1,418       581       870       141
                                                  ------    ------    ------    ------    ------
     Commercial real estate:
        Nonaccrual                                     -       457         -         -         -
                                                  ------    ------    ------    ------    ------
     Total                                             -       457         -         -         -
                                                  ------    ------    ------    ------    ------
     Construction:
        Accruing loans 90 days or more past due        -       170         -         -         -
                                                  ------    ------    ------    ------    ------
          Total                                        -       170         -         -         -
                                                  ------    ------    ------    ------    ------
     Land acquisition and development:
        Nonaccrual                                   200       200       200         -        48
                                                  ------    ------    ------    ------    ------
          Total                                      200       200       200         -        48
                                                  ------    ------    ------    ------    ------

   Consumer loans:
        Nonaccrual

          Boats                                        -         -        10        37        10
          Home equity and second mortgage            107         -         -        57        49
          Other                                      137       100        62        46        20
        Accruing loans 90 days or more past due       13         9         5         2         -
                                                  ------    ------    ------    ------    ------
          Total                                      257       109        77       142        79
                                                  ------    ------    ------    ------    ------

   Commercial business loans:
        Nonaccrual                                    70       483       240        64       111
        Accruing loans 90 days or more past due        4         -         5         -         -
                                                  ------    ------    ------    ------    ------
          Total                                       74       483       245        64       111
                                                  ------    ------    ------    ------    ------

Total nonperforming loans:
   Nonaccrual                                        934     2,412     1,040       563       292
   Accruing loans 90 days or more past due            94       425        63       513        87
                                                  ------    ------    ------    ------    ------
          Total                                    1,028     2,837     1,103     1,076       379

Real estate owned, net                             1,828     2,769     1,098       377       218
Other repossessed assets, net                          1        55       228        21         6
                                                  ------    ------    ------    ------    ------
   Total nonperforming assets, net                 2,857     5,661     2,429     1,474       603
   Total troubled debt restructurings                  -         -         -         -         -
                                                  ------    ------    ------    ------    ------
Total nonperforming assets, net, and
   troubled debt restructurings                   $2,857    $5,661    $2,429    $1,474    $  603
                                                  ======    ======    ======    ======    ======

Total nonperforming assets, net, and troubled
   debt restructurings, to total assets              .45%      .80%      .34%      .23%      .09%
                                                  ======    ======    ======    ======    ======

   Nonperforming Loans. At December 31, 1999, the Company's nonaccrual loans totaled $292,000. This was comprised of $103,000 of single-family and home equity loans, $111,000 of commercial business loans, $48,000 of land loans, and $30,000 of other consumer loans. Total nonperforming loans were $379,000 at December 31, 1999. Interest income on nonaccrual loans at December 31, 1999 would have approximated $33,000 for the year ended December 31, 1999, if such loans had been current and performing under their stated, contractual terms throughout the year. Interest income actually recognized on nonaccrual loans at December 31, 1999 approximated $22,000.

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

   The Company's Internal Review Committee meets each quarter to identify any assets that have undergone a change in circumstances. The Company's objective is to identify problem assets early in order to minimize losses. Assets that are classified by the Company are reviewed at least quarterly to determine whether corrective action has had the effect of improving the quality of the classified asset. At December 31, 1999, the Company had $677,000 of assets classified as substandard, including $224,000 of REO and other repossessed assets, $34,000 of assets classified as doubtful, and $14,000 of assets classified as loss. All assets classified as loss have been fully reserved. These amounts compare with $1.9 million, $17,000 and $28,000 of assets classified as substandard, doubtful, and loss, respectively, at December 31, 1998.

   Real Estate Owned, Other Repossessed Assets and Claims Receivable Property. The Company's REO includes real estate acquired by foreclosure or deed in lieu of foreclosure. At December 31, 1999, the Company had REO of $218,000, which was comprised of three residential single-family properties totaling $123,000 and land of $95,000.

   Loans. Loans classified as substandard at December 31, 1999 were comprised of $253,000 (seven loans) of commercial land and business loans, $148,000 (two loans) of permanent one- to four-family real estate loans, and $52,000 (eight loans) of consumer loans.

   Allowance for Loan Losses. The allowance for loan losses represents management's estimate of an amount adequate to absorb potential losses on loans that may become uncollectible. Factors considered in the establishment of the allowance for loan losses include management's evaluation of specific loans, the level and composition of classified loans, historical loan loss experience, concentrations of credit, the relative inherent risk of loan types that comprise the loan portfolio and other judgmental factors.

   At December 31, 1999, the Company had an allowance for loan losses of $3.9 million and nonperforming loans of $379,000 which resulted in a coverage ratio of approximately ten times the nonperforming loans. At December 31, 1998, the Company had an allowance for loan losses of $4.0 million and nonperforming loans of $1.1 million which resulted in a coverage ratio of approximately four times the nonperforming loans.

   The Company's provision for loan losses was $98,000 in 1999 compared to $510,000 in 1998. Net chargeoffs remained substantially the same in 1999 as compared to 1998. The difference between the provision for loan losses and net loans charged-off during 1999 relates primarily to loan types in which the Bank is no longer active and for which provisions for loan losses have previously been made. Management believes that these previous provisions are adequate.

   The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated.


                                                                             Year ended December 31,
                                                    -----------------------------------------------------------------------
                                                      1995            1996             1997            1998            1999
                                                      ----            ----             ----            ----            ----
                                                                              (Dollars in Thousands)
Balance at beginning of year                        $ 3,789          $ 3,696         $ 3,806         $  3,783        $ 4,024
                                                    -------          -------         -------         --------        -------

Charge-offs:
     Real estate:
        Residential                                     474              312             359              173            184
        Commercial                                        -               75             181                -              -
     Mobile home                                         91               50              22               26              1
     Other consumer                                     371              199             180              143            112
     Commercial                                          59              102              94               40             61
                                                    -------          -------         -------         --------        -------

         Total charge-offs                              995              738             836              382            358

Recoveries                                              205              471             213              113             96
                                                     ------          -------          ------          -------         ------

     Total charge-offs, net                             790              267             623              269            262

Provision for loan losses                               697              377             600              510             98
                                                    -------          -------         -------        ---------        -------

Balance at end of year                              $ 3,696          $ 3,806         $ 3,783        $   4,024        $ 3,860
                                                    =======          =======         =======        =========        =======

Ratio of net charge-offs during the year to
     average loans receivable during the year          0.24%            0.08%            0.13%           0.05%           0.05%

Ratio of allowance for loan losses to total
     outstanding loans (gross) at end of year          1.03%            0.81%            0.71%           0.77%           0.76%

Allowance for loan losses as a percentage
     of nonperforming loans                          359.53%          134.16%          342.97%         373.98%        1,018.47%

    The following table sets forth the allocation of the allowance for loan losses at the dates indicated by category of loans and as a percentage of the Company's total loans. The entire allowance for loan losses is available to absorb losses from any type of loan.


                                                                               At December 31,
                                           ----------------------------------------------------------------------------------------
                                                 1995               1996             1997              1998              1999
                                           ----------------  ---------------- ----------------  ----------------  ----------------
                                                    Percent           Percent          Percent           Percent           Percent
                                                    of loans          of loans         of loans          of loans          of loans
                                                    in each           in each          in each           in each           in each
                                                   category          category         category          category          category
                                                   to total          to total         to total          to total          to total
                                           Amount   loans    Amount   loans   Amount   loans    Amount   loans    Amount    loans
                                           ------  ------    ------  ------   ------  ------    ------  ------    ------   ------
                                                                          (Dollars in Thousands)
Real estate loans:
   Permanent:
     Residential 1- to 4-family            $ 451    48.73%   $ 512   62.56%   $ 484    66.54%   $ 350   58.13%   $ 416    54.77%
     Residential 5 or more family             36     2.61       21    1.52       25     1.20        6    1.51       81     1.59

   Commercial real estate                    869    17.63      799   12.45      698    10.89      824   14.65      817    16.12

   Construction loans:
     Residential 1- to 4-family              337    14.44      251    9.35      243     8.32      472    9.03      223     9.65
     Residential 5 or more family             42     1.18       89    1.89      128     2.40      196    3.75       85     1.90
     Nonresidential                            1     0.02       34     .72       14      .27       41     .79       51     1.52

   Land acquisition:
     Individual lots                          18     1.58       23    1.15       20      .86       37     .71       42      .70
     Acquisition and development             137     4.18      127    3.42      133     2.51      114    2.19      143     3.57

Consumer loans:
   Mobile homes                              116     0.06       43     .03       40      .02        1     .01        -        -
   Other consumer                            195     4.19      283    3.08      161     2.43      122    2.83      500     2.93

Commercial business loans                    350     5.38      316    3.83      342     4.56      237    6.40      420     7.25
Unallocated                                1,144        -    1,308       -    1,495        -    1,624       -    1,082        -
                                           -----   ------    -----   -----    -----   ------    -----   -----    -----   ------
                                           $3,696  100.00%   $3,806  100.00%  $3,783  100.00%   $4,024  100.00%  $3,860  100.00%
                                           ======  ======    ======  ======   ======  ======    ======  ======   ======  ======



Mortgage-Backed Certificates

     The Company invests in mortgage-backed certificates that are insured or guaranteed by FNMA, FHLMC, or the Government National Mortgage Association ("GNMA"). On December 31, 1999, mortgage-backed certificates available for sale totaled $82.8 million. The weighted average yield on the total mortgage-backed certificate portfolio at December 31, 1999 was 6.85%.

     The following table sets forth the composition of the Company's portfolio of mortgage-backed certificates at the dates indicated. All mortgage-backed certificates were held in the Company's available for sale portfolio.

                                                                       At December 31,
                          -------------------------------------------------------------------------------------------------------
                                1995                  1996                 1997                 1998                  1999
                          ------------------   ------------------    -----------------    ------------------   ------------------
                          Amount     Percent   Amount     Percent    Amount    Percent    Amount     Percent   Amount     Percent
                          ------     -------   ------     -------    ------    -------    ------     -------   ------     -------
                                                                    (Dollars in Thousands)
    FHLMC:

      Fixed rate        $ 24,963 (1)   12.29% $ 20,033 (2) 11.27%    $ 3,825 (2) 4.16%   $ 1,329      7.18%     $11,454    13.84%
      Adjustable rate    154,891       76.23   144,020     81.04      78,435    85.41     10,330     60.70       30,342    36.66

    FNMA:

      Fixed rate             965        0.48       830      0.47         727      .79        569      3.34       26,256    31.72
      Adjustable rate     17,909        8.81     9,283      5.22       6,067     6.61      2,776     16.31       12,108    14.63

    GNMA:

      Fixed rate           4,448        2.19     3,540      2.00       2,787     3.03      2,015     11.84        1,440     1.74
      Adjustable rate          -           -         -         -           -        -          -         -        1,163     1.41
                        --------      ------  --------    ------     -------   ------    -------     ------      ------    -----

Total mortgage-backed
  certificates          $203,176      100.00% $177,706    100.00%    $91,841   100.00%   $17,019    100.00%     $82,763   100.00%
                        ========      ======  ========    =======    =======   =======   =======    =======     =======   =======
------

(1) Includes $10.5 million and $11.9 million with five- and seven-year balloon provisions, respectively.
(2) Includes $7.7 million and $10.3 million with five-and seven-year balloon provisions, respectively.
(3) Includes $2.1 million and $6,000 with five- and seven-year balloon provisions, respectively.

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

    The following table sets forth certain yield, maturity and market value information concerning the Company's mortgage-backed certificates at December 31, 1999:


                                          Principal maturing in (1):
                               --------------------------------------------------
                                                                                                                      Estimated
                                                                                                         Market        Average
                                                            Over five                      Total        Value at        Life
                               One year     Over one to      to ten         Over         Carrying     December 31,       to
                                or less     five years        years       ten years       Amount          1999        Maturity
                               --------     ----------       -------      ---------      --------      ----------     --------
                                                     (Dollars in Thousands)                                            (years)


     FHLMC:

       Fixed rate             $   3,105     $   8,349       $       -     $       -     $  11,454        $  11,454          2.0
       Adjustable rate           10,216        16,844           3,282             -        30,342           30,342          2.0

     FNMA:

       Fixed rate                 6,508        18,547           1,175            26        26,256           26,256          2.1
       Adjustable rate            2,420         6,665           2,173           850        12,108           12,108          3.3

     GNMA:

       Fixed rate                   414         1,026               -             -         1,440            1,440          1.8
       Adjustable rate              386           613              39           125         1,163            1,163          1.4
                              ---------     ---------       ---------     ---------     ---------        ---------
Total                         $  23,049     $  52,044       $   6,669     $   1,001     $  82,763        $  82,763          2.2
                              =========     =========       =========     =========     =========        =========

Weighted average yield             6.85%         6.86%          6.78%          6.71%        6.85%

---------------
(1) Reflects estimated average life to maturity based on recent prepayment experience of the Company (approximately 17% to 28%). It has been the Company's experience that most mortgage-backed certificates prepay substantially in advance of their scheduled amortizations.

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

     The Company's investment policies were adopted by its Board of Directors, are approved annually, and authorize the Company to invest in obligations issued or guaranteed by the United States Government, and the agencies and instrumentalities thereof, other qualified investment grade debt securities and trust preferred obligations. At December 31, 1999, the Company's investment portfolio totaled $75.5 million.

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

     The following table sets forth certain information concerning the Company's investment portfolio at the dates and for the years indicated.


                                                                    At or for the year ended December 31,
                                                  ---------------------------------------------------------------------
                                                          1997                     1998                    1999
                                                  -------------------     --------------------      -------------------
                                                                         (Dollars in Thousands)

                                                  Carrying    Average     Carrying     Average      Carrying    Average
                                                    Value      Yield  (1)   Value       Yield  (1)    Value      Yield(1)

                                                  -------------------     --------------------      -------------------
Investment securities available for sale:

   U.S. Treasury securities                       $ 39,343     6.25%      $ 26,396        6.07%    $ 14,004       6.13%
   Other U.S. Government agency securities           6,004     6.28         21,471        5.71       41,281       5.49
   Other debt security                                                         250        9.26          250       9.25

Federal funds sold                                  37,118     5.55         42,289        5.30       12,908       4.91

Federal Home Loan Bank and Federal

   Reserve Bank  stock                               8,711     7.21          5,066  (2)   7.39        7,100  (2)  7.58
                                                  --------                --------                  -------

   Total investments                              $ 91,176     6.30       $ 95,472        6.00     $ 75,543       5.69
                                                  ========                ========                 ========

  ----------
  (1)  Yields are calculated during the years indicated.
  (2) Due to the merger of the Company's subsidiary banks in 1998, investment in Federal Reserve Bank Stock is no longer required and stock was redeemed in 1998.

   The following table presents certain yield, maturity, and market value data for the U.S. Treasury securities and other U.S. Government agency securities in the Company's investment portfolio at December 31, 1999. Investment securities with "call" provisions that permit the issuer to demand payment on one or more specified dates are included in the category in which they may first be called by the issuer.


                                                       Over One   Over Five        After        Total
                                          One Year      to Five      to Ten         Ten        Carrying     Market
                                           or Less       Years        Years        Years        Value        Value
                                          ---------    ---------    ---------      -----     -----------    ------
                                                                  (Dollars in Thousands)
Investment securities available for sale:
   U.S. Treasury securities              $  13,013    $     991     $      -     $      -     $ 14,004    $ 14,004
                                         =========    =========     ========     ========     ========    ========
   Weighted average yield                     6.21%        5.32%           -%           -%        6.15%

   Other U.S. Government agency
     securities                          $   2,983    $  38,298     $      -     $      -     $ 41,281    $ 41,281
                                         =========    =========     ========     ========     ========    ========
   Weighted average yield                     5.79%        5.51%           -%           -%        5.53%

   Other debt security                   $       -    $       -     $      -     $    250     $    250    $    250
                                         =========    =========     ========     ========     ========    ========
   Weighted average yield                        -%           -%           -%        9.25%        9.25%


Sources of Funds

     General. The Company's lending and investment activities are funded primarily by deposits, principal and interest payments on loans and investments, and borrowings from the FHLB.

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

   The following table sets forth the distribution and the weighted average interest rates of the Company's deposit accounts at the dates indicated.


                                                                         At December 31,
                            --------------------------------------------------------------------------------------------------------
                                        1997                                1998                                  1999
                            ------------------------------       ------------------------------       ------------------------------

                                                  Weighted                             Weighted                             Weighted
                                      Percent of   Average                Percent of    Average                 Percent of   Average
                                         Total     Nominal                   Total      Nominal                    Total     Nominal
                            Amount     Deposits     Rate         Amount    Deposits      Rate         Amount     Deposits     Rate
                            ------     --------     ----         ------    --------      ----         ------     --------     ----
                                                                     (Dollars in Thousands)

Commercial checking       $ 47,499       9.36%         -%      $ 69,801      14.05%          -%     $ 55,568      11.96%         -%
Savings                     44,118       8.69       3.34         36,588       7.37        2.46        32,191       6.93       2.41
Personal checking           40,129       7.90       2.05         50,673      10.20        1.18        52,832      11.37       1.26
Money market deposits       47,726       9.40       3.25         73,896      14.87        3.36        76,342      16.43       3.56
                          --------     ------                  --------     ------                  --------     ------

     Subtotal              179,472      35.35       2.14        230,958      46.49        1.72       216,933      46.69       1.92

Certificate accounts       328,198      64.65       5.41        265,814      53.51        5.21       247,685      53.31       5.03
                          --------     ------                  --------     ------                  --------     ------

Total deposits            $507,670     100.00%      4.26       $496,772     100.00%       3.59%     $464,618     100.00%      3.58%
                          ========     ======                  ========     ======                  ========     ======

     The following table sets forth, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 1999.


                                                At December 31,                   At December 31, 1999,  Maturing in
                                     ------------------------------     -------------------------------------------------
                                                                                                                  Greater
                                                                        One year                                than three
                                       1997       1998       1999        or less    Two years     Three years      years
                                     --------   --------   --------     ---------   ---------     -----------   --------
                                                                        (Dollars in Thousands)

Certificate accounts:

   3.99% or less                   $    519   $    345    $     52     $     52      $    -        $    -        $     -

   4.00% to 4.99%                    70,286    121,862     159,000      151,708       4,449           795          2,048

   5.00% to 5.99%                   218,016    113,417      67,257       35,244      16,582         5,967          9,464

   6.00% to 6.99%                    27,210     18,818      13,908       10,870       1,864         1,142             32

   7.00% to 7.99%                    10,369      9,958       7,312        6,970         342             -              -

   8.00% to 8.99%                       668        294         156          156           -             -              -

   9.00% to 9.99%                     1,130      1,120           -            -           -             -              -
                                   --------   --------    --------     --------      ------        ------        -------

     Total certificates            $328,198   $265,814    $247,685     $205,000      $23,237       $7,904        $11,544
                                   ========   ========    ========     ========      =======       ======        =======


   At December 31, 1999, the Company had outstanding $26.4 million in certificate accounts in amounts greater than $100,000 maturing as follows (which amount includes $1.2 million of jumbo certificates of deposit with negotiated rates of interest):

                                                        Amount
                                                    ---------------
                                                 (Dollars in Thousands)

Three months or less                                  $ 7,781
Over three months to six months                         5,858
Over six months to twelve months                        8,195
Over twelve months                                      4,583
                                                      -------
   Total                                              $26,417
                                                      =======

   Borrowings. Deposits are the Company's primary source of funds. The Company also uses borrowings as an additional source of funds. The Company obtains advances from the FHLB which can be collateralized by certain of its mortgage loans or mortgage- backed certificates. See "Regulation and Supervision--Regulation of the Bank--Federal Home Loan Bank System." Such advances are made pursuant to several credit programs that have specific interest rates and ranges of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the Federal Home Financing Board and the FHLB and the current financial and operating condition of the Bank.

   At December 31, 1999, the Company had $142.0 million of outstanding advances from the FHLB.

   The following table sets forth certain information regarding FHLB advances at the dates indicated:

                                                                        At or for the year ended December 31,
                                                                -------------------------------------------------------
                                                                1997                      1998                    1999
                                                            ------------              ------------             --------
                                                                                 (Dollars in Thousands)

Adjustable-rate advances:
     One year or less                                       $   85,000                  $      -                $127,000
Fixed-rate advances:
     One year or less                                                -                         -                       -
     Over one year                                              60,000  (1)               75,000  (2)             15,000
                                                            ----------                  --------               ----------
Total advances                                              $  145,000                  $ 75,000                $142,000
                                                            ==========                  ========                ========
Maximum balance outstanding at any month-end                $  156,000                  $158,000                $142,000
Average amount outstanding during the year                  $  140,077                  $103,592                $ 87,921
Weighted average cost of advances for the year                    5.58%                     5.43%                   5.23%


(1) The $60,000,000 fixed-rate advance was convertible to an adjustable-rate advance at the option of the FHLB beginning in September, 1998. In December, 1999, the FHLB converted the advance to an adjustable-rate advance.

(2) Consists of the $60,000,000 fixed-rate advance discussed above and a $15,000,000 fixed-rate advance, subject, in December 2001, to a one-time option by the FHLB to convert to an adjustable-rate advance. The fixed rate is 4.84%. The advance matures in December, 2003.

   Securities Sold Under Agreements to Repurchase. The Company enters into reverse repurchase agreements or "sweep accounts" with commercial deposit customers to enable these customers to earn interest on excess funds on deposit with the Company. The Company may also enter into reverse repurchase agreements with nationally recognized primary securities dealers and financial institutions. Reverse repurchase agreements are accounted for as borrowings by the Company and are generally secured by mortgage- backed certificates. The Company's borrowing policy sets forth various terms and limitations with respect to reverse repurchase agreements, including acceptable types and maturities of collateral securities and the maximum amount of borrowings from any one approved broker.

   The following table presents certain information regarding reverse repurchase agreements during the years indicated:


                                                                                        At or for the year ended December 31,
                                                                                ---------------------------------------------
                                                                                  1997                1998                1999
                                                                                --------            --------            ------
                                                                                             (Dollars in Thousands)

         Maximum amount outstanding at any month-end                         $  12,199            $  22,913           $  20,755
         Balance at end of year                                                  9,664               13,084              13,233
         Average amount outstanding during the year                              8,893               12,026              15,711
         Weighted average interest rate:
              Amount outstanding at end of year                                   4.57%                3.96%               3.78%
              Average amount outstanding during the year                          4.60%                4.45%               4.08%


   Activities of Subsidiary Companies of The Bank

   The Bank is permitted by current OTS regulations to invest a maximum of two percent of its assets in stock, paid-in surplus, and secured and unsecured loans to service corporations. The Bank may also invest an additional one percent of its assets in its service corporations when the additional funds are used for community or inner city purposes. In addition, federally chartered savings institutions under certain circumstances also may make conforming loans to service corporations in which the lender owns or holds more than 10% of the capital stock in an aggregate amount of up to 50% of regulatory capital. As of December 31, 1999, the Bank's initial investment in and loans outstanding to its service corporations totaled $1.8 million. These loans are primarily to finance the acquisition of REO by the Bank's subsidiaries and the sale of REO by such subsidiaries and are eliminated in accordance with accounting principles generally accepted in the United States on the Company's Consolidated Financial Statements.

   The Bank has a total of seven direct or indirect subsidiaries: Independent Investors, Inc. ("Independent Investors"); Olney-Duke Investors, Inc. ("Olney-Duke"); Independent Developers, Ltd. ("Independent Developers"); CENIT Equity Company ("CENIT Equity"); CENIT Mortgage Corporation of North Carolina ("CENIT Mortgage"), which is a wholly owned subsidiary of CENIT Equity; CENIT Commercial Mortgage Corporation ("CENIT Commercial Mortgage"); and Princess Anne Equity Company ("Princess Anne Equity").

   Independent Investors is a Virginia corporation incorporated in 1981, which acts as a corporate trustee on various deeds of trust that secure loans made by the Bank. At December 31, 1999, the Bank's initial investment in Independent Investors was $15,000.

     Olney-Duke is a Virginia corporation incorporated in 1986 for the original purpose of owning and marketing certain unsold units in a condominium complex acquired at foreclosure following the default of the original developer/builder. In 1993 Olney-Duke entered into an arrangement with L. M. Associates, a subsidiary of Legg Mason, Inc., to offer full-service stock and investment brokerage to customers of the Bank in its retail branches. Olney-Duke's 1998 activities consisted of transactions with L. M. Associates. At December 31, 1999, the Bank's initial investment in and loans outstanding to Olney-Duke totaled $1,000.

   CENIT Equity is a Virginia corporation incorporated in 1977 which primarily acquires properties at foreclosure sales or by deeds in lieu of foreclosure following borrower defaults on loans made by the Bank. CENIT Equity then markets such REO for resale. At December 31, 1999, CENIT Equity held REO with a total net book value of $218,000, and the Bank's initial investment in and loans outstanding to CENIT Equity amounted to $1.7 million.

   Independent Developers is a Virginia corporation incorporated in 1977. Independent Developers and a local builder and developer were involved in a partnership in the development of unimproved land into residential building sites and in the construction of townhouses and other single-family dwellings. In 1986, the Bank and Independent Developers discontinued new real estate development projects and in 1995 wound up the business and affairs of the partnership and liquidated its assets. The corporation is currently inactive.

   CENIT Mortgage is a North Carolina corporation incorporated in 1985 to act as a mortgage loan originator for the Bank on the Outer Banks of North Carolina. CENIT Mortgage is a wholly owned subsidiary of CENIT Equity. CENIT Mortgage closed its office in 1995 and is currently inactive. At December 31, 1999, CENIT Equity's initial investment in CENIT Mortgage equaled $50,000.

   CENIT Commercial Mortgage is a Virginia corporation incorporated in 1990 for the purpose of engaging in commercial mortgage loan brokerage transactions. At December 31, 1999, the Bank's initial investment in and loans outstanding to CENIT Commercial Mortgage totaled $50,000.

   Princess Anne Equity is a Virginia corporation incorporated in 1997 for the purpose of acquiring properties at foreclosure sales or by deeds in lieu of foreclosure following borrower defaults. Princess Anne Equity then markets such REO for sale. In June 1998, Princess Anne Equity became a wholly-owned subsidiary of the Bank. At December 31, 1999, Princess Anne Equity held no REO and the Bank's initial investment and loans outstanding amounted to $31,000.

   Personnel. At December 31, 1999, the Company and its subsidiary had 219 full-time and 58 part-time employees. The Company's employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be excellent.

                           REGULATION AND SUPERVISION

   Set forth below is a brief description of certain laws and regulations that relate to the regulation of the Company and the Bank. The descriptions of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, do not purport to be complete and are qualified in their entirety by reference to applicable laws and regulations.

Regulation of the Company

   General. The Company is a unitary savings and loan holding company pursuant to the Home Owners' Loan Act, as amended (the "HOLA"). As such, the Company is subject to OTS regulation, examination, supervision and reporting requirements. The OTS is the "appropriate banking agency" for the Company for purposes of many federal banking regulations. The Company is also required to file certain reports with and otherwise comply with the rules and regulations of the SEC under the federal securities laws. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

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

Financial Modernization Legislation

   The Gramm-Leach-Bliley Act of 1999 became law on November 12, 1999. This legislation amends numerous federal banking laws and eliminates the prohibitions against bank affiliations with securities firms and permits financial holding companies to engage in banking, insurance, and securities brokerage activities. In addition, this legislation restricts the sale of existing unitary thrift holding companies like the Company to companies other than certain financial companies and limits the granting of new charters for unitary thrift holding companies to certain financial companies. Finally, this legislation establishes a minimum federal standard of privacy for customers of financial institutions. It authorizes the federal banking agencies to establish rules and regulations protecting the confidentiality of a consumer's personal financial information and provides the consumer with the power to choose how such personal financial information is used.

Regulation of the Bank

   General. The Bank is a federally chartered savings bank, and its deposit accounts are insured up to applicable limits by the FDIC through the SAIF and BIF. The Bank is subject to extensive regulation by the OTS and the FDIC, and must file reports with the OTS concerning its activities and financial condition, in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with or acquisitions of other financial institutions. The OTS and the FDIC conduct periodic examinations to test the Bank's compliance with various regulatory requirements. The OTS completed its most recent regular supervisory examination in March, 1999. In addition, the OTS conducted on-site Year 2000 examinations in June 1998, March 1999, and June 1999. In February, 1998, a multi-agency compliance examination of the Bank was completed. The Bank is also a member of the FHLB and is subject to certain limited regulation by the Federal Reserve.

   FIRREA. FIRREA, which was signed into law in 1989, granted most of the regulatory authority of savings institutions to the OTS, an office of the Department of the Treasury. In addition, FIRREA abolished the Federal Savings and Loan Insurance Corporation (the "FSLIC") and transferred its functions with respect to deposit insurance to the FDIC, which administers the SAIF and BIF. As a result, the FDIC was granted certain regulatory and examination authority over the Bank. The FDIC fund existing prior to the enactment of FIRREA is now known as the BIF, which continues to insure the deposits of commercial banks and certain savings banks and is also administered by the FDIC. Although the FDIC administers both funds, the assets and liabilities of the two funds are not commingled.

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

   FDIC Improvement Act of 1991. The FDIC Improvement Act of 1991 (the "FDIC Improvement Act") primarily addressed additional sources of funding for the BIF, as well as imposed a number of mandatory supervisory measures on savings associations and banks.

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

   Financial Reporting. Insured institutions with $500 million or more in total assets are required to submit independently audited annual reports to the FDIC and the appropriate agency. These publicly available reports must include (a) annual financial statements prepared in accordance with accounting principles generally accepted in the United States and such other disclosure requirements as required by the FDIC or the appropriate agency and (b) a management report signed by the Chief Executive Officer and the Chief Financial Officer or Chief Accounting Officer of the institution that contains a statement of the management's responsibilities for (i) preparing the annual financial statements; (ii) establishing and maintaining an adequate internal control structure and procedures for financial reporting; and
(iii) complying with the laws and regulations designated by the FDIC relating to safety and soundness and an assessment of (aa) the effectiveness of the system of internal control and procedures for financial reporting as of the end of the fiscal year and (bb) the institution's compliance during the fiscal year with applicable laws and regulations designated by the FDIC relating to safety and soundness. With respect to any internal control report, the institution's independent public accountants must attest to, and report separately on, certain assertions of the institution's management contained in such report. Any attestation by the independent accountant pursuant to this section would be made in accordance with auditing standards generally accepted in the United States for attestation engagements. At January 1, 1999, the Bank's assets exceeded $500 million; accordingly, the Bank is required to prepare the aforementioned reports for 1999.

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

     Effective August 9, 1995, the federal banking regulatory agencies jointly implemented Interagency Guidelines Establishing Standards for Safety and
Soundness ("Guidelines") for all insured depository institutions relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, fees and benefits, and employment contracts and other compensation arrangements of executive officers, employees, directors and principal stockholders of insured depository institutions that would prohibit compensation and benefits and arrangements that are excessive or that could lead to a material financial loss for the institution. The federal banking regulatory agencies also adopted asset quality and earnings standards within the Guidelines, which became effective October 1, 1996. The Interagency Guidelines Establishing Year 2000 Standards for Safety and Soundness ("Year 2000 Guidelines") were implemented in 1998 and set forth safety and soundness standards to ensure that insured depository institutions would be able to achieve Year 2000 readiness and to successfully continue business operations after January 1, 2000. At December 31, 1999, the Bank was in compliance with the Guidelines and had taken substantially all steps required by the Year 2000 Guidelines. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations "Impact of the Year 2000 Issue" filed with this report.

     Certain FIRREA and the FDIC Improvement Act regulatory requirements and limitations, to which the Bank is subject, are discussed below.

     Loans-to-One-Borrower Limitations. FIRREA imposed limitations on the aggregate amount of loans that a savings association could make to any one borrower, including related entities. Under FIRREA, the permissible amount of loans-to-one-borrower follows the national bank standard for all loans made by savings associations. The national bank standard generally does not permit loans-to- one-borrower to exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. At December 31, 1999, the Bank had no borrowers to which it had outstanding loans in excess of its loans-to-one-borrower limit.

     Regulatory Capital Requirements. Federally insured savings associations and banks are required to maintain minimum levels of regulatory capital. Pursuant to FIRREA, the OTS and the FDIC have established capital standards applicable to the Bank. The OTS is also authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis. As of December 31, 1999, the Bank exceeded all minimum levels of regulatory capital. See Note 18 of the Consolidated 1999 Financial Statements filed with this report.

     In August 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating its risk-based capital requirement. As a result, such an institution will be required to maintain additional capital in order to comply with the risk-based capital requirement. The final rule was effective January 1, 1994. However, the date that institutions are first required to deduct the interest rate risk component has been postponed indefinitely until a final rule is published by the OTS. Pursuant to the rule, the Bank would have not been subject to the interest rate risk component as of December 31, 1999. Effective December 1, 1998, the OTS updated the guidance that it provides to savings institutions such as the Bank to provide savings institutions with additional, detailed information concerning the management of interest rate risk, investment securities, and derivatives activities.

     Capital Distributions. Limitations are imposed upon all "capital distributions" by savings institutions, including cash dividends, payments to repurchase or otherwise acquire its shares, payments by an institution to shareholders of another institution in a cash-out merger, and other distributions charged against capital.

     The OTS issued a final rule, effective April 1, 1999, updating and streamlining the regulations governing capital distributions by savings institutions  like the Bank.  The intent of the OTS was to conform  its  capital distribution regulations more closely with the distribution requirements established by other banking agencies. As a subsidiary of a savings and loan holding company, the Bank must file a notice of a proposed capital distribution with the OTS.

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

     At December 31, 1999, the Bank's qualified thrift investments as a percentage of its total assets exceeded the percentage required to qualify the Bank under the QTL test in effect at that time. The Bank will remain in compliance unless its monthly average percentage of qualified thrift investments to portfolio assets falls below 65% in nine months out of any 12-month period.

     Liquidity. All savings institutions, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required liquid asset ratio is 4%. At December 31, 1999, the Bank was in compliance with these requirements, and exceeded the required liquid asset ratio.

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

     FICO assessment rates for the first  semiannual  period of 1999 were set at
 .012%   annually   for   BIF-assessable   deposits   and  .061%   annually   for
SAIF-assessable deposits. These rates may be adjusted quarterly to reflect changes in assessment bases for the BIF and SAIF. By law, the FICO rate on BIF-assessable deposits were to be one-fifth the rate on SAIF assessable deposits until the insurance funds are merged or until January 1, 2000, whichever occured first. There was no FDIC assessment for either SAIF-assessable or BIF-assessable deposits for the first semiannual period of 1999.

     From time to time, there are various proposals that involve increasing the deposit insurance premiums paid by banks and/or savings institutions. The Company is unable to predict whether or to what extent the rates that the Bank pays for federal deposit insurance may increase in future periods as a result of such proposals. Such increases would adversely affect its operations.

     Federal Home Loan Bank System. The Bank is a member of the FHLB-Atlanta, which is one of twelve regional FHLBs that administers the home financing credit functions of savings associations. As a member of the FHLB system, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans and mortgage-backed securities, 0.3% of its assets or 5% (or such greater fraction as established by the FHLB) of its outstanding FHLB advances. At December 31, 1999, the Bank held $7.1 million in FHLB stock, which was in compliance with these requirements.

     Federal Reserve System. The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At December 31, 1999, the Bank was in compliance with such requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy applicable liquidity requirements. However, because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve, the effect of this reserve requirement is to reduce the Company's interest-earning assets.

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

     Under the applicable statutes of limitation, the Company's federal income tax returns for 1996 through 1998 are open to examination by the Internal Revenue Service (the "Service"). The Company is unaware, however, of any current or pending Service examinations of the Company's returns for any of those open years.

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

     Thrift Charter Conversion. The Bank's retained earnings at December 31, 1999 included $6,134,000 representing that portion of the Bank's reserve for bad debts for which no provision for income taxes has been made. Under legislation passed in 1996, this amount would not be subject to federal income taxes if the Bank were to convert to, or merge with, a commercial bank. This amount would be subject to federal income taxes if the Bank were to use the reserve for purposes other than to absorb losses.

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

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information with respect to the executive officers of the Bank as of December 31, 1999.

       Name                       Age                 Position Held
       ----                       ---           -------------------------------
   Michael S. Ives                 47           President/Chief Executive
                                                Officer/Director

   Barry L. French                 56           Senior Vice President/
                                                Retail Banking Group Manager

   John O. Guthrie                 50           Senior Vice President/
                                                Chief Financial Officer and
                                                Finance and Administration
                                                Group Manager

   Roger J. Lambert                50           Senior Vice President/
                                                Information Services
                                                Group Manager

   Alvin D. Woods                  55           Senior Vice President/
                                                Credit Policy and Administration
                                                Chief Lending Officer and
                                                Lending Group Manager

   Winfred O. Stant, Jr.           46           First Vice President/
                                                Chief Accounting Officer

    Set forth below is certain information with respect to the executive officers of the Bank and the Company. Unless otherwise indicated, the principal occupation listed for each person below has been his or her principal occupation for the past five years.

     Michael S. Ives has been President and Chief Executive Officer of the Bank since January, 1987. Mr. Ives also became President and Chief Executive Officer of the Company after its incorporation in 1991. Mr. Ives is also a director of the Bank and the Company.

    Barry L. French joined the Bank in November, 1991, and is a Senior Vice President and Retail Banking Group Manager. In this position, Mr. French is responsible for Retail Banking Operations. Before assuming this position in November 1992, Mr. French shared responsibility for Retail Commercial Lending. Mr. French came to the Bank after a long affiliation with Crestar Bank in Newport News, Virginia, where he was employed from 1971 until 1991. From 1987 until 1991, Mr. French was Crestar's regional president and Commercial Division Manager in Newport News, Virginia, where he was responsible for establishing Crestar's policies and procedures in the region and for the direction of Crestar's commercial banking operations in the region.

    John O. Guthrie joined the Bank in 1972. He has served in a number of capacities with the Bank, and since 1988, has been Senior Vice President and the Bank's Chief Financial Officer. In his present position, he is responsible for overseeing the Bank's asset/liability and investment management, for budgeting, and for administering the Bank's external and internal reporting. From 1983 to 1988, Mr. Guthrie served as Senior Vice President and Manager of the Bank's Finance/Administrative Division. He also acted as Manager of the Retail Banking Division from 1986 to 1989. Mr. Guthrie is also Senior Vice President, Chief Financial Officer, Finance and Administration Group Manager, and Secretary for the Company.

    Roger J. Lambert joined the Bank in January, 1980, and is a Senior Vice President and Information Services Group Manager. In this position, Mr. Lambert is responsible for data processing, electronic funds transfer and proof operations, voice and data communications, and all forms of electronic banking such as automated teller machines. Before assuming this position, Mr. Lambert was a Systems Engineer for the N.C.R. Corporation.

    Alvin D. Woods, a Senior Vice President, joined the Bank in March 1992 and is the Bank's Chief Lending Officer and Lending Group Manager. Mr. Woods is responsible for all lending activities of the Bank, including collections and special assets. Mr. Woods also serves as Senior Vice President/Credit Policy and Administration for the Company. Prior to assuming these positions, Mr. Woods was in charge of the Bank's residential construction and mortgage lending. Before joining the Bank, Mr. Woods had been employed by NationsBank Financial
Corporation and its predecessor institutions, including C&S Sovran Financial Corporation, Sovran Financial Corporation and Sovran Company, N.A. and Virginia National Bank, since 1970. Since January 1991, he had served as Executive Vice President and Manager of the Metro D.C. Real Estate Finance Division of C&S Sovran, and from 1984 until January 1991, managed Sovran's real estate finance lending activities in the Hampton Roads area.

     Winfred O. Stant, Jr. has served as First Vice President and Chief Accounting Officer since September 1998. Mr. Stant joined Princess Anne Bank ("Princess Anne") in May 1992 and served as Senior Vice President and Chief Financial Officer of Princess Anne until its merger with the Bank in 1998. Before joining Princess Anne, Mr. Stant had been employed since March 1989 by Independent Banks of Virginia, Inc. in Norfolk, Virginia. Mr. Stant was Vice President and Chief Financial Officer of Independent Banks of Virginia, Inc., which was the parent company of Princess Anne and two other banks prior to the spin-off of Princess Anne in August of 1992. Mr. Stant is a certified public accountant and has ten years of experience with a national public accounting firm.

Item 2 - Properties

    The Company neither owns nor leases any real property. The Company currently uses the property and equipment of the Bank without payment to the Bank.

    The Company conducts its business through its corporate headquarters, operations center, loan administration center, twenty retail branch offices, and two mortgage branch offices, all of which are located in the Hampton Roads area. In 1999, the Company relocated its corporate headquarters to 300 East Main Street, Suite 1350, Norfolk, Virginia.

The following table sets forth the location of each of the Bank's offices and whether it is owned or leased by the Bank at December 31, 1999.


Corporate Headquarters
300 East Main St., Suite 1350
Norfolk, Virginia                     Leased

Operations Center
225 W. Olney Road
Norfolk, Virginia                     Leased

Loan Operations Center
641 Lynnhaven Parkway
Virginia Beach, Virginia              Leased

                                                         Retail Branch Offices

-----------------------------------------------------------------------------------------------------------------------------------

745 Duke Street                                                      2203 E. Little Creek Rd.
Norfolk, Virginia                     Owned                          Norfolk, Virginia                    Owned

300 E. Main Street                                                   3315 High Street
Norfolk, Virginia                     Leased                         Portsmouth, Virginia                 Leased

675 N. Battlefield Blvd.                                             2600 Taylor Road
Chesapeake, Virginia                  Owned                          Chesapeake, Virginia                 Owned

5627 W. High Street                                                  2205 Executive Drive
Portsmouth, Virginia                  Owned                          Hampton, Virginia                    Owned

110 Ottis Road                                                       5007 Victory Boulevard
York County, Virginia                 Owned                          York County, Virginia                Leased

13307 Warwick Blvd.                                                  6101 Military Highway
Newport News, Virginia                Owned                          Norfolk, Virginia                    Leased

550 Settlers Landing Road                                            1616 Laskin Road                     Land Leased
Hampton, Virginia                     Owned                          Virginia Beach, Virginia             Building and
                                                                                                          improvements owned

699 Independence Boulevard                                           905 Kempsville Road
Virginia Beach, Virginia              Owned                          Virginia Beach, Virginia             Owned

641 Lynnhaven Parkway                                                4801 Columbus Street
Virginia Beach, Virginia              Leased                         Virginia Beach, Virginia             Leased

3001 Shore Drive                                                     3901 Holland Road
Virginia Beach, Virginia              Leased                         Virginia Beach, Virginia             Leased


                                                         Mortgage Branch Offices

-----------------------------------------------------------------------------------------------------------------------------------


2612 Taylor Road                                                     110 Ottis Road
Chesapeake, Virginia                  Owned                          Yorktown, Virginia                   Owned


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

Item 4 - Submission of Matters to a Vote of Security Holders

     During the fourth quarter ended December 31, 1999, no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.

                                     PART II

Item 5 - Market for Registrant's Common Stock and Related Stockholder Matters

     The Company's Common Stock trades on The Nasdaq Stock Market (R) under the symbol CNIT. The following table presents the reported high and low sales prices of the Company's Common Stock by quarters in fiscal years 1999 and 1998.

                       1999(2)                           1998 (2)
                 ---------------------             ----------------
      Quarter    High (1)       Low (1)            High (1)         Low (1)
      -------    ----           ---                ----             ---
      First     $ 23.13       $ 19.38            $ 29.00          $ 23.33
      Second      20.88         18.00              28.67            20.50
      Third       19.50         16.50              24.63            16.75
      Fourth      19.00         16.88              21.50            14.13

(1) The source for the high and low sales prices by quarter is The Nasdaq Stock Market(R).
(2) Sales prices have been restated for the 3-for-1 stock split declared on March 24, 1998.

     The Company paid a quarterly cash dividend on its Common Stock of $.15 per share for each quarter of 1999 and $.10, $.10, $.10 and $.11 per share for the first, second, third and fourth quarters, respectively in 1998. The Company also declared quarterly cash dividends of $.15 per share for the first quarter of 2000. If the Company experiences quarterly results in line with projections, the Company intends to continue the quarterly dividend at $.15 per share. However, no assurance can be given that such dividends will be paid at all or, if paid, that such dividends will not be reduced or eliminated in future periods. The declaration of dividends by the Board of Directors of the Company will depend upon a variety of factors, including, but not limited to, the Company's current and projected results of operations and financial condition, regulatory capital requirements, applicable statutory and regulatory restrictions on the payment of dividends, alternative uses of capital, tax considerations, and general economic conditions. The declaration of dividends by the Company in the future initially will depend upon dividend payments by the Bank to the Company. Pursuant to OTS regulations, all capital distributions by savings institutions, including the declaration of dividends, are subject to limitations that depend largely on the level of the institution's capital following such distribution. For information concerning these regulations, see "Item 1.--Business-Regulation and Supervision--Regulation of the Bank--Capital Distributions." Moreover, the Bank will not be permitted to pay dividends on, or repurchase, any of its capital stock if such dividends or repurchases would cause the total capital of the Bank to be reduced below the amount required for its liquidation account established in connection with the Conversion. See Note 18 of the Notes to the Consolidated Financial Statements filed with this report.

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

     Earnings appropriated for bad debt reserves and deducted for federal income tax purposes cannot be used by the Bank to pay cash dividends to the Company without the payment of income taxes by the Bank on the amount deemed distributed, which would include the amount of any federal income taxes attributable to the distribution. Neither the Company nor the Bank anticipates creating federal tax liabilities in this manner. See "Item 1-Business--Federal and State Taxation" and Note 14 of the Notes to Consolidated Financial Statements filed with this report.

     As of February 7, 2000, there were approximately 1,112 holders of record of the Company's Common Stock.

Item 6 - Selected Financial Data

     The following table presents selected financial data for the five years ended December 31, 1999.

                                                                    At or for the year ended December 31,
                                                     1999            1998           1997           1996            1995
                                                     ------------------------------------------------------------------
(Dollars in thousands, except per share)

Financial Condition Data:
Total assets                                       $ 674,213      $ 641,056       $718,083       $ 707,100      $ 639,812
Securities available for sale:
    U.S. Treasury, other U.S. Government agency
     and other debt securities, net                   55,535         48,117         45,347          46,305         65,118
    Mortgage-backed certificates, net                 82,763         17,019         91,841         177,706        203,176
Loans held for investment, net                       469,618        484,783        486,487         422,219        319,194
Real estate owned, net                                   218            377          1,098           2,769          1,828
Deposits                                             464,618        496,772        507,670         498,965        450,530
Borrowings                                           155,233         88,084        157,239         155,138        138,171
Stockholders' equity                                  51,265         50,076         49,937          49,608         46,729

Operating Data:
Interest income                                    $  43,312      $  47,031       $ 50,776       $  48,171      $  45,527
Interest expense                                      21,980         25,805         29,310          28,087         27,476
                                                   ----------------------------------------------------------------------
    Net interest income                               21,332         21,226         21,466          20,084         18,051
Provision for loan losses                                 98            510            600             377            697
                                                   ----------------------------------------------------------------------
Net interest income after provision for loan losses   21,234         20,716         20,866          19,707         17,354
Other income                                           7,132          7,013          5,713           3,894          2,944
Other expenses                                        18,899         18,197         17,312          18,172         16,174
                                                   ----------------------------------------------------------------------
Income before income taxes                             9,467          9,532          9,267           5,429          4,124
Provision for income taxes                             3,408          3,417          3,264           1,821          1,652
                                                   ----------------------------------------------------------------------
Net income                                         $   6,059      $   6,115      $   6,003       $  3,608       $   2,472
                                                   ----------------------------------------------------------------------
Earnings per share:
       Basic                                       $    1.32      $    1.30       $   1.24       $     .74      $     .52
                                                   ----------------------------------------------------------------------
       Diluted                                     $    1.30       $   1.27      $    1.20       $     .72      $     .50
                                                   ----------------------------------------------------------------------
Cash dividends per share                           $     .60      $     .41       $    .33       $     .25      $     .13
                                                   ----------------------------------------------------------------------
Selected Financial Ratios and Other Data:

Return on average assets                                0.96%          0.92%          0.86% (1)       0.54% (2)       0.40%(3)
Return on average stockholders' equity                 11.97          12.04          12.00  (1)       7.56  (2)       5.57 (3)
Average stockholders' equity to average assets          8.02           7.68           7.17            7.20            7.21
Stockholders' equity to total assets at year end        7.60           7.81           6.95            7.02            7.30
Interest rate spread                                    3.00           2.88           2.85            2.83            2.60
Net interest margin                                     3.60           3.43           3.27            3.22            3.07
Other expenses to average assets                        3.00           2.75           2.48  (1)       2.74  (2)       2.63 (3)
Net interest income to other expenses                 112.87         116.65         123.99  (1)     110.52  (2)     111.61 (3)
Nonperforming assets to total assets                     .09            .23             34             .80             .45
Allowance for loan losses to total net loans             .82            .83            .78             .90            1.16
Dividend payout ratio (4)                              45.45          31.54          26.95           33.63           25.81
Book value per share                               $   11.29  (5) $   10.93  (5)  $  10.57       $   10.11      $     9.76
Tangible book value per share                          10.57  (5)     10.13  (5)      9.72            9.22            9.38
Number of retail branch offices                           20             20             20              19              16

--------
(1) Exclusive of the $405 of expenses related to the proxy contest and other matters and the related tax effect, the return on average assets and return on average stockholders' equity for the year ended December 31, 1997 would have been .90% and 12.50%, respectively, and the ratio of other expenses to average assets and net interest income to other expenses would have been 2.42% and 126.97%, respectively.

(2) Exclusive of the $2,340 one-time SAIF special assessment paid in November, 1996 and the related tax effect, the return on average assets and return on average stockholders' equity for the year ended December 31, 1996 would have been .76% and 10.52%, respectively, and the ratio of other expenses to average assets and net interest income to other expenses would have been 2.39% and 126.86%, respectively.

(3) Exclusive of the $757 of merger expenses and the $563 loss on the sale of securities and the related tax effect, the return on average assets and return on average stockholders' equity for the year ended December 31, 1995 would have been .57% and 7.91%, respectively. Exclusive of the $757 of merger expenses relating to the Princess Anne combination, the ratio of other expenses to average assets and net interest income to other expenses would have been 2.50% and 117.09%, respectively.

(4) Represents dividends per share divided by basic income per share. Dividends per share represent historical dividends declared by the Company.

(5) Book value per share and tangible book value per share, computed by including unallocated common stock held by the Company's Employee Stock Ownership Plan at December 31, 1999, were $10.79 and $10.10, respectively, and at December 31, 1998 were $10.41 and $9.65, respectively.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Financial Condition of the Company

    Total Assets. At December 31, 1999, the Company had total assets of $674.2 million, an increase of $33.2 million since December 31, 1998. This increase is primarily from purchases of mortgage-backed certificates, offset by a decrease in loans held for investment and federal funds sold.

   Securities Available For Sale. Securities available for sale totaled $138.3 million at December 31, 1999 compared to $65.1 million at December 31, 1998. The net increase of $73.2 million from December 31, 1998 resulted primarily from the net effect of $101.0 million of purchases, $10.5 million of repayments, and $15.4 million of proceeds from maturities or calls. Purchases included $37.0 million of adjustable-rate mortgage certificates with an average rate reset of 28 months and $39.9 million of fixed-rate certificates with an average maturity of 8.7 years.

   The portfolio of securities available for sale at December 31, 1999 was comprised primarily of $41.3 million of U.S. Government agency securities, $14.0 million of U.S. Treasury securities and $82.8 million of mortgage-backed certificates.

   Loans. The balance of net loans held for investment decreased from $484.8 million at December 31, 1998 to $469.6 million at December 31, 1999. Single-family first mortgage loans decreased $30.1 million from $251.1 million at December 31, 1998 to $221.0 million at December 31, 1999, while all other net loans increased by $14.9 million from $233.7 million at December 31, 1998 to $248.6 million at December 31, 1999. The increase in other net loans is the result of the Company's emphasis on originating consumer and commercial loans during 1999.

   Deposits. During 1999, the Company's total deposits decreased from $496.8 million at December 31, 1998 to $464.6 million at December 31, 1999. The Company's noninterest-bearing deposits decreased from $78.7 million at December 31, 1998 to $64.5 million at December 31, 1999, primarily as a result of attorney escrow accounts at December 31, 1999, being lower compared to December 31, 1998. Attorney escrow account deposits fluctuate with the level of mortgage activity handled by the attorneys. Average noninterest- bearing deposits increased from $56.4 million in 1998 to $65.7 million in 1999. The balance of all interest checking, savings and money market accounts at December 31, 1999 was $152.4 million, an increase of $196,000 compared to the balance of these accounts at December 31, 1998, while the average balance of these accounts increased from $138.7 million in 1998 to $150.6 million in 1999. Certificate of deposit balances decreased $18.1 million from $265.8 million at December 31, 1998 to $247.7 million at December 31, 1999. The increase in average noninterest-bearing deposits and decrease in certificates of deposit resulted from the Company's ongoing strategy to seek lower-cost deposits to further enhance the Company's profitability.

   Borrowed Funds. The Company's borrowed funds, which include Federal Home Loan Bank ("FHLB") advances and securities sold under agreements to repurchase, increased from $88.1 million at December 31, 1998 to $155.2 million at December 31, 1999. FHLB advances increased from $75.0 million to $142.0 million during this period. The primary use of funds from FHLB advances was the purchase of mortgage-backed certificates.

   Capital. The Company's and CENIT Bank's (the "Bank") capital ratios significantly exceeded applicable regulatory requirements at both December 31, 1999 and 1998. During 1999, the Company repurchased 80,330 shares of its outstanding common stock.

   Asset Quality. The Company's total nonperforming assets decreased by 59%, to a total of $603,000, or .09% of assets, at December 31, 1999 compared to $1.5 million, or .23% of assets, at December 31, 1998. Real estate owned ("REO") decreased by 42%, from $377,000 at December 31, 1998 to $218,000 at December 31, 1999. Nonperforming loans were $379,000 and $1.1 million at December 31, 1999 and 1998, respectively. The Company's allowance for loan losses was $3.9 million at December 31, 1999, compared to $4.0 million at December 31, 1998, resulting in a coverage ratio of 10 times nonperforming loans at December 31, 1999 and 4 times nonperforming loans at December 31, 1998.

Comparison of Operating Results for the Years Ended December 31, 1999 and 1998

   General. The Company's pre-tax income was $9.5 million for the years ended December 31, 1999 and 1998. During 1999, net interest income after the provision for loan losses increased by $518,000, other income increased by $119,000 and other expenses increased by $702,000.

   Net Interest Income. The Company's net interest income before provision for loan losses increased by $106,000 for the year ended December 31, 1999. This increase resulted from a $3.7 million decrease in interest income, which was exceeded by a $3.8 million decrease in interest expense.

   Interest on loans decreased by approximately $3.4 million, or 9%, from $39.9 million in the year ended 1998 to $36.5 million in 1999. This decrease was attributable to a $27.1 million decrease in the average balance of loans, and a decrease in the yield on the Company's loan portfolio from 7.87% in 1998 to 7.60% in 1999. The decrease in the average balance of loans resulted primarily from a decrease in residential single-family loans. The weighted average yield on the loan portfolio for the month of December 1999 was 7.76%.

   Interest on investment securities increased $573,000 in 1999 compared to 1998. This increase resulted primarily from an increase in the average balance of the portfolio from $44.5 million in 1998 to $56.6 million in 1999. Interest on mortgage-backed certificates decreased $675,000 primarily the result of a decrease in average balances from $47.0 million in 1998 to $36.3 million.

   The Company's interest expense decreased by $3.8 million, as a result of a decrease in interest on both deposits and borrowings. The average balance of interest-bearing deposits decreased by $25.4 million in 1999 compared to 1998, while the average costs of interest-bearing deposits decreased from 4.54% in 1998 to 4.13% in 1999. The average balance of borrowings decreased by $13.0 million in 1999 compared to 1998, while the average cost of the borrowings decreased from 5.35% in 1998 to 5.06% in 1999.

   The Company's net interest margin increased from 3.43% for the year ended December 31, 1998 to 3.60% for the year ended December 31, 1999. The net interest margin for 1999 increased, in part, due to the increase of $9.3 million of average noninterest- bearing deposits between 1999 and 1998. For the fourth quarter of 1999, the Company's net interest margin was 3.58% compared to 3.57% in the fourth quarter of 1998. The Company's interest rate spread increased from 2.88% in the year ended December 31, 1998 to 3.00% in the comparable 1999 period. The increase in the Company's interest rate spread occurred because the Company's overall yield on its interest-earning assets decreased from 7.59% to 7.32%, while the overall cost of its interest-bearing liabilities decreased from 4.71% in 1998 to 4.32% in 1999. The Company's net interest spread in the fourth quarter of 1999 was 2.98% compared to 2.95% in the fourth quarter of 1998. The Company's calculations of interest rate spread and net interest rate margin include nonaccrual loans as interest-earning assets.

   Provision for Loan Losses. The Company's provision for loan losses decreased from $510,000 in 1998 to $98,000 in 1999. Net chargeoffs totaled $262,000 in 1999 compared to $269,000 in 1998. The difference between the provision for loan losses and net loans charged-off during 1999 relates primarily to loan types in which the Bank is no longer active and for which provisions for loan losses have previously been made.

   Other Income. Total other income increased by 2%, from $7.0 million in 1998 to $7.1 million in 1999. Gain on sales of loans decreased $282,000 in 1999 due primarily to the decreased volume of mortgage loan originations. Deposit fees and merchant processing fees increased by $57,000 and $402,000, respectively, in 1999 compared to 1998. Deposit fees increased in 1999 as a result of additional transaction accounts and increases in the Company's deposit fee schedule.
Merchant processing fees increased in 1999 as the Company continued to experience substantial growth in its merchant portfolio. Brokerage fees recognized by the Bank's commercial mortgage loan brokerage subsidiary decreased by $300,000 in 1999 compared to 1998, as a result of a decrease in the volume of brokerage activity.

   Other Expenses. Total other expenses increased from $18.2 million in the year ended December 31, 1998 to $18.9 million in 1999. Merchant processing expenses increased by $187,000 in 1999 as a result of increased volume. Expenses related to professional fees increased by $67,000 during 1999 due, in part, to activities associated with the century date change. Equipment, data processing and supply expenses increased by $131,000 in 1999, reflecting increases primarily in depreciation and maintenance. Salaries and employee benefits increased by $223,000 or 2.7%, reflecting general wage increases.

   Income Taxes. The Company's income tax expense for both the years ended December 31, 1999 and 1998 was $3.4 million, which represented an effective tax rate of approximately 36% for each year.

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

Liquidity

   The principal sources of funds for the Company for the year ended December 31, 1999, included $194.0 million in proceeds from FHLB advances, $10.5 million in principal repayments of securities available for sale, $15.3 million in proceeds from sales, maturities and calls of securities available for sale, and $55.7 million in proceeds from the sale of loans. Funds were used primarily to repay FHLB advances totaling $127.0 million, to fund purchases of investment securities available for sale totaling $101.0 million, and to originate loans held for sale of $54.5 million.

   Savings institutions, such as the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirements may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required liquid asset ratio is 4%. The Bank's liquid asset ratio exceeded regulatory requirements at December 31, 1999 and 1998.

   At December 31, 1999, the Company had outstanding mortgage and nonmortgage loan commitments, including unused lines of credit, of $57.8 million, outstanding commitments to purchase loans of $850,000 and outstanding commitments to sell mortgage loans of $4.5 million, if such loans close. The Company anticipates that it will have sufficient funds available to meet its current commitments.

   Certificates of deposit that are scheduled to mature within one year totaled $205.0 million at December 31, 1999. The Company believes that a significant portion of the certificates of deposit maturing in this period will remain with the Company. The Company's liquidity could be impacted by a decrease in the renewals of deposits or general deposit runoff. However, the Company has the ability to raise deposits by conducting deposit promotions. In the event the Company requires funds beyond its ability to generate them internally, the Company could obtain additional advances from the FHLB. The Company could also obtain funds through the sale of investment securities from its available for sale portfolio.

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

   One technique used by the Company in managing its interest rate risk exposure is the management of the Company's interest sensitivity gap. The interest sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that time period. At December 31, 1999, the Company's one year "negative gap" (interest-bearing liabilities maturing within a period exceed interest-earning assets repricing within the same period) was approximately $34.8 million, or 5.2% of total assets. Thus, during periods of rising interest rates, this implies that the Company's net interest income would be negatively affected because the yield of the Company's interest-earning assets is likely to rise more slowly than the cost on its interest-bearing liabilities. In periods of falling interest rates, the opposite effect on net interest income is likely to occur. The interest sensitivity gap position of the Company is a static analysis at December 31, 1999. Because many factors affect the composition of the Company's assets and liabilities, a change in prevailing interest rates will not necessarily result in a corresponding change in net interest income that would be projected using only the interest sensitivity gap table for the Company at December 31, 1999.

   At December 31, 1998, the Company's one year "positive gap" was approximately $120.9 million, or 18.9% of total assets. The change in the one year gap of approximately $155.7 million was primarily the result of: (a) slower prepayment assumptions in 1999 regarding prepayment of loans which has resulted in a decrease in one year interest sensitive loans of $23.3 million, (b) an increase in mortgage-backed securities with one year interest sensitivity of $15.2 million due primarily to purchases, (c) a decrease of $11.4 million of one year interest sensitive deposits due primarily to a decrease in the outstanding balances of certificates of deposit and, (d) an increase of $127 million in one year interest sensitive advances from the FHLB as proceeds were used to purchase mortgage- backed certificates and a $60 million advance moved from a fixed rate maturing in over one year to a variable rate.

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

   The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1999 that are subject to repricing or that mature in each of the future time periods shown. The table reflects certain assumptions regarding prepayment of loans and mortgage-backed certificates that are outside of actual contractual terms, and are based on the 1999 prepayment experience of the Company. Additionally, loans with call or balloon provisions are included in the period in which they balloon or may first be called. Except as stated above, the amount of assets and liabilities shown that reprice or mature during a particular period were determined in accordance with the contractual terms of the asset or liability.

Interest Sensitivity Analysis
December 31, 1999

(Dollars in thousands, except footnotes)

                                                                                                        Over
                                                                                           Over One     Three
                                                                                Total       Year to    Years or
                                             0-3         4-6         7-12       Within       Three       Non-
                                            Months      Months      Months     One Year      Years     Sensitive   Total
                                           -------------------------------------------------------------------------------
Assets

   Interest-earning assets:
     Loans (1)                             $154,304    $ 50,035    $ 84,391    $288,730   $ 114,142   $ 73,770    $476,642
     Securities available for sale:
       U.S. Treasury securities               5,010       3,006       4,997      13,013         991          -      14,004
       Other U.S. Government agency
       securities                                 -           -       2,983       2,983      37,321        977      41,281
         Other debt security                      -           -           -           -           -        250         250
         Mortgage-backed certificates         9,140       7,688      12,251      29,079      40,416     13,268      82,763
     Federal funds sold                      12,908           -           -      12,908           -          -      12,908

         Federal Home Loan Bank stock             -           -           -           -           -      7,100       7,100
                                           -------------------------------------------------------------------------------
         Total interest-earning assets      181,362      60,729     104,622     346,713     192,870     95,365     634,948
                                           -------------------------------------------------------------------------------

Liabilities

   Interest-bearing liabilities:
     Interest-bearing deposits:
       Passbook, statement savings
         and checking accounts (2)            3,085       3,084       6,171      12,340      18,937     44,823      76,100
       Money market deposits                  5,993       5,994      11,987      23,974      27,726     24,642      76,342
       Certificates of deposits              74,919      57,263      72,818     205,000      31,141     11,544     247,685
                                           -------------------------------------------------------------------------------
         Total interest-bearing deposits     83,997      66,341      90,976     241,314      77,804     81,009     400,127

   Advances from the Federal Home Loan Bank 127,000           -           -     127,000      15,000          -     142,000
     Securities sold under
       agreements to repurchase              13,233           -           -      13,233           -          -      13,233
                                           -------------------------------------------------------------------------------
         Total interest-bearing liabilities 224,230      66,341      90,976     381,547      92,804     81,009     555,360
                                           -------------------------------------------------------------------------------

   Interest sensitivity gap                $(42,868)   $ (5,612)   $ 13,646    $(34,834)  $ 100,066   $ 14,356    $ 79,588
                                           -------------------------------------------------------------------------------
   Cumulative interest sensitivity gap     $(42,868)   $(48,480)   $(34,834)   $(34,834)  $  65,232
                                           --------------------------------------------------------

   Cumulative interest sensitivity gap as a
     percentage of total assets               (6.4)%      (7.2)%      (5.2)%      (5.2)%        9.7%

----------------------
(1)  Excludes nonaccrual loans of $292,000
(2)  Excludes $64.5 million of noninterest-bearing deposits.

   The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 1999, based on the information and assumptions set forth in the notes to the table. Totals as of December 31, 1998 are included for comparative purposes. The Company had no derivative financial instruments, foreign currency exposure or trading portfolio as of December 31, 1999 and 1998. The amounts included under each expected maturity date for loans, mortgage-backed certificates, and other investments were calculated by adjusting the instrument's contractual maturity date for expectations of prepayments, as set forth in the notes to the table. Similarly, expected maturity date amounts for interest-bearing core deposits were calculated based upon estimates of the period over which the deposits would be outstanding as set forth in the notes. With respect to the Company's adjustable rate instruments, amounts included under each expected maturity date were measured by adjusting the instrument's contractual maturity date for expectations of prepayments, as set forth in the notes.

   The interest-earning assets maturing in one year decreased while those maturing after five years increased at December 31, 1999 compared to December 31, 1998. This was due primarily to a decrease in the loan prepayment rate assumptions at December 31, 1999. Prepayment rates decreased at December 31, 1999 due to a higher interest rate environment at the end of 1999 compared to 1998. The interest-earning assets maturing in three years increased at December 31, 1999 primarily the result of additional investment purchases in 1999 with three year remaining maturities at the end of 1999. The average interest rate on interest-earning assets decreased at December 31, 1999. The decrease was primarily the result of lower rates on a higher volume of mortgage-backed certificates.

   The interest-bearing liabilities maturing in one year increased at December 31, 1999 as compared to 1998. A callable fixed rate advance of $60 million, in the four year category at December 31, 1998, was called and converted to an adjustable rate advance at December 31, 1999. Accordingly, the $60 million advance moved to the one year category at December 31, 1999. Additionally, adjustable rate advances increased at December 31, 1999 in order to fund the purchase of mortgage-backed certificates and offset the decrease in interest-bearing deposits. Both the rate and balance of advances were higher at December 31, 1999 than at December 31, 1998, contributing to the higher rate on interest-bearing liabilities at December 31, 1999 compared to December 31, 1998.


                                                                         Amount maturing in:

                                                                                                There-                 Fair
(Dollars in thousands)                   1 Year     2 Years    3 Years    4 Years    5 Years     after      Total      Value
                                         ------     -------    -------    -------    -------     -----      -----      -----
Interest-earning assets:
   Loans (1) (2)

     Fixed rate                         $ 44,170   $ 29,354   $ 18,866   $ 11,718   $  8,063   $ 23,645   $135,816   $133,669
       Average interest rate                7.98%      7.96%      7.89%      7.75%      7.63%      7.32%      7.81%

     Adjustable rate                     141,254     61,499     40,098     29,142     21,318     47,515    340,826    340,207
       Average interest rate                8.18%      7.75%      7.63%      7.62%      7.61%      7.41%      7.85%

   Mortgage-backed certificates (3)
     Fixed rate                           10,027      8,563      7,366      6,391      5,602      1,201     39,150     39,150
       Average interest rate                6.95%      6.95%      6.95%      6.95%      6.95%      6.95%      6.95%

     Adjustable rate                      13,022      9,217      6,636      4,793      3,476      6,469     43,613     43,613
       Average interest rate                6.65%      6.76%      6.76%      6.76%      6.76%      6.76%      6.76%

   Investments (4)                        22,271     13,003     26,111      1,000          -        250     62,635     62,635
     Average interest rate                  6.63%      5.37%      5.55%      6.00%         -%      9.25%      5.93%

   Federal funds sold                     12,908          -          -          -          -          -     12,908     12,908
     Average interest rate                  5.50%         -%         -%         -%         -%         -%      5.50%
                                        -------------------------------------------------------------------------------------

       Total - December 31, 1999        $243,652   $121,636   $ 99,077   $ 53,044   $ 38,459   $ 79,080   $634,948    632,182
         Average interest rate              7.72%      7.41%      7.02%      7.46%      7.44%      7.33%      7.47%
                                        -------------------------------------------------------------------------------------

       Total - December 31, 1998        $290,320   $122,896   $ 66,174   $ 42,589   $ 25,290   $ 57,344   $604,613   $609,428
         Average interest rate              7.33%      7.55%      7.52%      7.68%      7.96%      7.92%      7.50%
                                        -------------------------------------------------------------------------------------
Interest-bearing liabilities:
   Interest-bearing deposits (5) (6)    $241,314   $ 49,987   $ 27,817   $ 18,911   $ 18,935   $ 43,163   $400,127   $400,690
     Average interest rate                  4.68%      3.99%      3.55%      3.22%      3.70%      2.38%      4.15%

   Borrowings (7)                        140,233     15,000          -          -          -          -    155,233    155,233
     Average interest rate                  5.51%      4.84%         -%         -%         -%         -%      5.44%
                                        -------------------------------------------------------------------------------------

       Total - December 31, 1999        $381,547   $ 64,987   $ 27,817   $ 18,911   $ 18,935   $ 43,163   $555,360   $555,923
         Average interest rate              5.51%      4.19%      3.55%      3.22%      3.70%      2.38%      4.51%
                                        -------------------------------------------------------------------------------------

       Total - December 31, 1998        $265,755   $ 56,012   $ 29,433   $ 94,997   $ 15,203   $ 44,744   $506,144   $510,161
         Average interest rate              4.72%      4.54%      3.62%      4.76%      3.22%      2.30%      4.38%
                                        -------------------------------------------------------------------------------------

(1)  Assumes the following annual prepayment rates:
     -For  single-family  residential  adjustable  loans which adjust based upon changes  in the  one-year  constant  maturity  treasury  index,  28%;
     -For single-family fixed-rate first mortgage loans, from 6% to 48%; -For commercial real estate loans, an average of 22%;
     -For consumer loans, an average of 29%; and -For most other loans, from
      2% to 66%.
(2)  Excludes nonaccrual loans of $292,000.
(3) Assumes average prepayment rates for adjustable mortgage-backed certificates of 28% and for fixed-rate mortgage-backed certificates of 17%.
(4) Totals include the Company's investment in FHLB Stock. Investment securities with call features are reflected in the maturity period in which the security is expected to be called based on interest rates at December 31, 1999.
(5) For money market deposits, savings and checking accounts, assumes annual decay rates of 31%, 14% and 18%, respectively. These estimated rates are those last published by the Office of Thrift Supervision in November, 1994.

(6)  Excludes $64.5 million of noninterest-bearing deposits.
(7) The estimated expected maturity at December 31, 1999 of the $15 million of convertible FHLB advances is 1.7 years based on information from FHLB.

Impact of Inflation and Changing Prices

   The Consolidated Financial Statements and Notes presented herein have been prepared in accordance with accounting principles generally accepted in the United States, which generally require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all of the assets and liabilities of the Company are monetary. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation.

Impact of New Accounting Standards

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As amended, the statement becomes effective for fiscal years beginning after June 15, 2000 and will not be applied retroactively. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This Statement is not currently applicable to the Company, because the Company does not have any derivative instruments and is not involved in hedging activities.

Impact of the Year 2000 Issue

   The Year 2000 Issue was the result of computer programs being written using two digits rather than four to define the applicable year. As a result, such computer programs would not recognize the correct date after December 31, 1999. Also, systems and equipment that were not typically thought of as "computer related" (referred to as "non-IT") contained imbedded hardware or software that may have had a time element.

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

   As of the issuance of the Company's financial statements for the year ended December 31, 1999, there were no Year 2000 failures that have occurred with respect to the Company's critical systems. The Company's significant borrowers and third party providers were not impacted by the century date change in any way that adversely affected the Company.

   The Company estimates that total costs related to the Year 2000 project were approximately $1,050,000. The Company estimates that approximately 84% of these costs were related to the redeployment of existing personnel to address Year 2000 Issues, while approximately 16% of these costs represented incremental expenses to the Company. Of the $1,050,000 of Year 2000 project costs, approximately $545,000, $345,000 and $160,000 were incurred in 1999, 1998, and
1997, respectively. Some computer related initiatives were delayed due to the allocation of resources towards Year 2000 issues. Management believes there was not an adverse impact on the Company's financial condition or day to day operations as a result of computer projects being deferred due to reallocation of resources to the Year 2000 project.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

   Information contained in the above discussions titled, "Report to Our Stockholders" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," other than historical information, may contain forward-looking statements that involve risks and uncertainties including, but not limited to: (a) management's goals to improve interest rate margins and increase the loan portfolio, and (b) the Company's interest rate risk position and future credit and economic trends, including inflation and changing prices. These statements are made pursuant to the safe harbor provisions of the Private Litigation Reform Act of 1995, and are provided to assist the reader in understanding anticipated future financial and operational results. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of these assumptions could ultimately prove to be inaccurate. The Company's actual results may differ materially from those projected in forward-looking statements.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

   See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Risk Management" on pages 38 to 42.

Item 8 - Financial Statements and Supplementary Data

Index to Financial Statements

                                                                           Page

Financial Statements:
Report of Independent Accountants............................................45
Consolidated Statement of Financial Condition as of December 31, 1999 and
December 31, 1998............................................................46
Consolidated Statement of Operations for the three years ended December 31,
1999.........................................................................47
Consolidated Statement of Comprehensive Income for the three years ended
December 1999................................................................48
Consolidated Statement of Changes in Stockholders' Equity for the three years ended December 31, 1999......................................................49
Consolidated Statement of Cash Flows for the three years ended December 31,
1999.........................................................................50
Notes to Consolidated Financial Statements...................................51

Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Accountants

[GRAPHIC OMITTED]






To the Board of Directors and
Stockholders of CENIT Bancorp, Inc.
Norfolk, Virginia

In our opinion, the accompanying consolidated statement of financial condition and the related consolidated statements of operations, of comprehensive income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of CENIT Bancorp, Inc. and its subsidiary at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of the financial statements of CENIT Bancorp, Inc. in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Virginia Beach, Virginia
February 10, 2000


Consolidated Statement of Financial Condition
(Dollars in thousands, except per share data)

                                                                                                       December 31,
                                                                                                    1999           1998
                                                                                               ---------------------------
Assets

Cash                                                                                           $    17,554     $    14,656
Federal funds sold                                                                                  12,908          42,289
Securities available for sale at fair value (adjusted cost
of $139,386 and $64,327, respectively)                                                             138,298          65,136
Loans, net:
   Held for investment                                                                             469,618         484,783
   Held for sale                                                                                     3,456           3,878
Interest receivable                                                                                  4,067           3,723
Real estate owned, net                                                                                 218             377
Federal Home Loan Bank stock, at cost                                                                7,100           5,066
Property and equipment, net                                                                         13,757          13,002
Goodwill and other intangibles, net                                                                  3,293           3,647
Other assets                                                                                         3,944           4,499
                                                                                               ----------------------------
     Total assets                                                                              $   674,213     $   641,056
                                                                                               ----------------------------

Liabilities and Stockholders' Equity
Liabilities:

   Deposits:
     Noninterest-bearing                                                                       $    64,491     $    78,712
     Interest-bearing                                                                              400,127         418,060
                                                                                               ----------------------------
        Total deposits                                                                             464,618         496,772

   Advances from the Federal Home Loan Bank                                                        142,000          75,000
   Securities sold under agreements to repurchase                                                   13,233          13,084
   Advance payments by borrowers for taxes and insurance                                               565             599
   Other liabilities                                                                                 2,532           5,525
                                                                                               ----------------------------
     Total liabilities                                                                             622,948         590,980
                                                                                               ----------------------------

Commitments (Note 17)

Stockholders' equity:
   Preferred stock, $.01 par value; authorized 3,000,000
     shares; none outstanding                                                                           --              --
   Common stock, $.01 par value; authorized 7,000,000 shares;
     issued and outstanding 4,751,644 and 4,808,806, at
     December 31, 1999 and December 31, 1998, respectively                                              48              48
   Additional paid-in capital                                                                       12,964          14,177
   Retained earnings - substantially restricted                                                     42,914          39,600
   Common stock acquired by Employees Stock
     Ownership Plan (ESOP)                                                                          (3,862)         (4,052)
   Common stock acquired by Management
     Recognition Plan (MRP)                                                                           (125)           (199)
   Net unrealized gain on securities available for sale,
     net of income taxes                                                                              (674)            502
                                                                                               ----------------------------
     Total stockholders' equity                                                                     51,265          50,076
                                                                                               ----------------------------
                                                                                               $   674,213     $   641,056
                                                                                               ----------------------------

The notes to consolidated financial statements are an integral part of this statement.


Consolidated Statement of Operations
(Dollars in thousands, except per share data)

                                                                                          Year Ended December 31,
                                                                                   1999            1998           1997
                                                                               -------------------------------------------

Interest and fees on loans                                                     $    36,506     $    39,931     $    30,220
Interest on mortgage-backed certificates                                             2,533           3,208           8,685
Interest on investment securities                                                    3,237           2,664           2,775
Dividends and other interest income                                                  1,036           1,228           1,096
                                                                               -------------------------------------------
   Total interest income                                                            43,312          47,031          50,776
                                                                               -------------------------------------------
Interest on deposits                                                                16,737          19,571          20,972
Interest on borrowings                                                               5,243           6,234           8,338
                                                                               -------------------------------------------
   Total interest expense                                                           21,980          25,805          29,310
                                                                               -------------------------------------------
   Net interest income                                                              21,332          21,226          21,466
Provision for loan losses                                                               98             510             600
                                                                               -------------------------------------------
   Net interest income after provision for loan losses                              21,234          20,716          20,866
                                                                               -------------------------------------------
Other income:
   Deposit fees                                                                      2,511           2,454           2,040
   Gains on sales of:
     Securities, net                                                                    --              72              84
     Loans, net                                                                        748           1,030             548
   Loan servicing fees and late charges                                                277             318             322
   Other                                                                             3,596           3,139           2,719
                                                                               -------------------------------------------
     Total other income                                                              7,132           7,013           5,713
                                                                               -------------------------------------------
Other expenses:
   Salaries and employee benefits                                                    8,524           8,301           8,313
   Equipment, data processing, and supplies                                          2,992           2,861           2,703
   Federal deposit insurance premiums                                                  241             260             277
   Expenses related to proxy contest and other
     matters                                                                            --              --             405
   Other                                                                             7,142           6,775           5,614
                                                                               -------------------------------------------
     Total other expenses                                                           18,899          18,197          17,312
                                                                               -------------------------------------------
Income before income taxes                                                           9,467           9,532           9,267
Provision for income taxes                                                           3,408           3,417           3,264
                                                                               -------------------------------------------
   Net income                                                                  $     6,059     $     6,115     $     6,003
                                                                               -------------------------------------------

Earnings per share:
     Basic                                                                     $      1.32     $      1.30     $      1.24
                                                                               -------------------------------------------
     Diluted                                                                   $      1.30     $      1.27     $      1.20
                                                                               -------------------------------------------
Dividends per common share                                                     $       .60     $       .41     $       .33
                                                                               -------------------------------------------


The notes to consolidated financial statements are an integral part of this statement.


Consolidated Statement of Comprehensive Income
(Dollars in thousands)

                                                                                            Year Ended December 31,
                                                                                   1999             1998            1997
                                                                                ------------------------------------------

Net income                                                                      $   6,059       $    6,115      $    6,003
                                                                                ------------------------------------------

Other comprehensive loss, before income taxes:
   Unrealized losses on securities available for sale
     Unrealized holding losses arising during the period                           (1,897)            (445)           (233)
     Less: reclassification adjustment for gains included in
       net income                                                                      --              (72)            (84)
                                                                                ------------------------------------------

Other comprehensive loss, before income taxes                                      (1,897)            (517)           (317)

Income tax benefit related to items of other
   comprehensive loss                                                                 721              164             109
                                                                                ------------------------------------------

Other comprehensive loss, net of income taxes                                      (1,176)            (353)           (208)
                                                                                -------------------------------------------

Comprehensive income                                                            $   4,883       $    5,762      $    5,795
                                                                                --------------------------------------------







The notes to consolidated financial statements are an integral part of this statement.

                                       48


Consolidated Statement of Changes in Stockholders' Equity
(Dollars in thousands)

                                                                                           Common      Accumulated
                                                                                            Stock        Other
                                Common          Common       Additional                    Acquired    Comprehensive
                                 Stock           Stock        Paid-In       Retained        by ESOP   Income (Loss),Net
                                Shares          Amount        Capital       Earnings        and MRP     of Income       Total
                               ----------------------------------------------------------------------------------------------

Balance, December 31, 1996     4,905,132     $        49      $ 17,637      $ 31,040      $   (181)     $  1,063     $ 49,608
Comprehensive income                  --              --            --         6,003            --          (208)       5,795
Cash dividends paid                   --              --            --        (1,627)           --            --       (1,627)
Purchase of Common Stock
   by ESOP                            --              --            --            --        (4,232)           --       (4,232)
Exercise of stock options
   and related tax benefits       66,111               1           482            --            --            --          483
Other                                 --              --            --            --           (90)           --          (90)
                               ----------------------------------------------------------------------------------------------
Balance, December 31, 1997     4,971,243              50        18,119        35,416        (4,503)          855       49,937
Comprehensive income                  --              --            --         6,115            --          (353)       5,762
Cash dividends paid                   --              --            --        (1,931)           --            --       (1,931)
Exercise of stock options
and related tax benefits          69,063              --           602            --            --            --          602
Stock repurchases               (231,500)             (2)       (4,667)           --            --            --       (4,669)
Other                                 --              --           123            --           252            --          375
                               ----------------------------------------------------------------------------------------------
Balance, December 31, 1998     4,808,806              48        14,177        39,600        (4,251)          502       50,076
                               ----------------------------------------------------------------------------------------------

Comprehensive income                  --              --            --         6,059            --        (1,176)       4,883
Cash dividends paid                   --              --            --        (2,745)           --            --       (2,745)
Exercise of stock options
and related tax benefits          23,168              --           198            --            --            --          198
Stock repurchases                (80,330)             --        (1,463)           --            --            --       (1,463)
Other                                 --              --            52            --           264            --          316
                               ----------------------------------------------------------------------------------------------
Balance, December 31, 1999     4,751,644    $         48      $ 12,964      $ 42,914      $ (3,987)       $(674)     $ 51,265
                               ----------------------------------------------------------------------------------------------











The notes to consolidated financial statements are an integral part of this statement.


Consolidated Statement of Cash Flows
(Dollars in thousands)

                                                                                        Year Ended December 31,
                                                                                 1999           1998             1997
                                                                         ------------------------------------------------

Cash flows from operating activities:

   Net income                                                              $     6,059      $      6,115     $      6,003
   Add (deduct) items not affecting cash during the year:
     Provision for loan losses                                                      98               510              600
     Provision for losses on real estate owned                                      22                15               81
     Amortization of loan yield adjustments                                        743               381              158
     Depreciation, amortization and accretion, net                               1,727             1,930            2,593
     Net (gains) losses on sales/disposals of:
       Securities                                                                   --               (72)             (84)
       Loans                                                                      (748)           (1,030)            (548)
       Real estate, property and equipment                                        (345)               36               16
     Proceeds from sales of loans held for sale                                 55,651            82,893           45,338
     Originations of loans held for sale                                       (54,509)          (82,608)         (46,097)
     Change in assets/liabilities, net
       Decrease (increase) in interest receivable and other assets                 430             1,168           (1,121)
       (Decrease) increase in other liabilities                                 (1,944)            3,176              (46)
                                                                         ------------------------------------------------
         Net cash provided by operating activities                               7,184            12,514            6,893
                                                                         ------------------------------------------------
Cash flows from investing activities:

   Purchases of securities available for sale                                 (100,965)          (48,237)         (16,087)
   Proceeds from sales of securities available for sale                             --            66,660           35,447
   Principal repayments on securities available for sale                        10,517            34,855           49,243
   Proceeds from maturities and calls of securities available
     for sale                                                                   15,350            18,000           17,000
   Net decrease (increase) in loans held for investment                         14,263             2,307          (64,572)
   Net proceeds on sales of real estate owned                                      223               597            1,224
   Additions to real estate owned                                                  (24)              (86)            (129)
   Purchases of Federal Home Loan Bank stock
     and Federal Reserve Bank stock                                             (4,700)           (1,650)          (1,850)
   Redemption of Federal Home Loan Bank stock                                    2,666             5,295            1,000
   Purchases of property and equipment                                          (2,215)           (1,273)          (2,727)
   Proceeds from sales of property and equipment                                   327               453               10
                                                                         ------------------------------------------------
         Net cash (used for) provided by investing activities                  (64,558)           76,921           18,559
                                                                         ------------------------------------------------
Cash flows from financing activities:

   Proceeds from exercise of stock options                                         138               173              357
   Net (decrease) increase in deposits                                         (32,154)          (10,898)           8,705
   Proceeds from Federal Home Loan Bank advances                               194,000           587,000        1,255,000
   Repayment of Federal Home Loan Bank advances                               (127,000)         (657,000)      (1,258,000)
   Proceeds from other borrowings                                                   --                --            4,000
   Repayment of other borrowings                                                    --            (2,575)          (1,425)
   Net increase in securities sold under agreement to repurchase                   149             3,420            2,526
   Cash dividends paid                                                          (2,745)           (1,931)          (1,627)
   Purchase of common stock by ESOP                                                 --                --           (4,232)
   Common stock repurchases                                                     (1,463)           (4,669)              --
   Other, net                                                                      (34)             (121)            (123)
                                                                         ------------------------------------------------
         Net cash provided by (used for) financing activities                   30,891           (86,601)           5,181
                                                                         ------------------------------------------------
(Decrease) increase in cash and cash equivalents                               (26,483)            2,834           30,633
Cash and cash equivalents, beginning of year                                    56,945            54,111           23,478
                                                                         ------------------------------------------------
Cash and cash equivalents, end of year                                     $    30,462      $     56,945     $     54,111
                                                                         ------------------------------------------------
Supplemental disclosures of cash flow information:

   Cash paid during the year for interest                                  $     6,770      $      8,910     $     11,624
   Cash paid during the year for income taxes                                    3,247             2,855            2,820
   Schedule of noncash investing and financing activities:
     Real estate acquired in settlement of loans                                   342               312            1,603
       Loans to facilitate sale of real estate owned                               281               470            2,058
     Loan to facilitate sale of property                                            --             1,336               --


The notes to consolidated financial statements are an integral part of this statement.

Notes To Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies

     CENIT Bancorp, Inc. (the "Holding Company" or the "Company") is a Delaware corporation that owns CENIT Bank (the "Bank"), a federally chartered stock savings bank.

     The Company operates in one business segment, providing retail and commercial banking services to customers within its market area.

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that affect the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

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

     At December 31, 1999 and 1998, approximately seventy-nine percent and seventy-five percent, respectively, of the principal balance of the Bank's real estate loans were to residents of or secured by properties located in Virginia. This geographic concentration is also considered in management's establishment of loan loss reserves.

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

Allowance for Loan Losses

     The allowance for loan losses represents management's estimate of an amount adequate to absorb potential losses on loans that may become uncollectible. Factors considered in the establishment of the allowance for loan losses include management's evaluation of specific loans, the level and composition of classified loans, historical loan loss experience, concentrations of credit, the relative inherent risk of loan types that comprise the loan portfolio, and other judgmental factors. The allowance for loan losses is increased by charges to income and decreased by charge-offs, net of recoveries. Actual future losses may differ from estimates as a result of unforeseen events.

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

Earnings Per Share

     Basic earnings per share for the years ended December 31, 1999, 1998, and 1997 were determined by dividing net income for the respective year by 4,581,574 shares, 4,715,697 shares, and 4,853,484 shares, respectively. Diluted earnings per share for the years ended December 31, 1999, 1998, and 1997 were determined by dividing net income for the respective year by 4,659,103 shares, 4,829,641 shares, and 4,986,066 shares, respectively. The difference in the number of shares used for basic earnings per share and diluted earnings per share calculations for each of the three years results solely from the dilutive effect of stock options. Options on approximately 131,000 and 65,000 shares were not included in computing diluted earnings per share for the years ended December 31, 1999 and December 31, 1998, respectively, because their effects were antidilutive. There were no options on shares at December 31, 1997 that were antidilutive.

Note 2
Cash

     The Bank is required by the Federal Reserve Bank to maintain average reserve balances. The average amount of these reserve balances for the year ended December 31, 1999 was $7,029,000. On December 31, 1999, the reserve balance was $7,877,000.

Note 3
Intangible Assets

     Goodwill and core deposit intangibles, and the related amortization, are as follows (in thousands):

                                                        Core Deposit
                                          Goodwill       Intangible       Total
                                          -------------------------------------

Balance, December 31, 1997                $  3,654      $   356        $  4,010
Amortization                                  (290)         (73)           (363)
                                          -------------------------------------
Balance, December 31, 1998                   3,364          283           3,647
Amortization                                  (290)         (64)           (354)
                                          -------------------------------------
Balance, December 31, 1999                $  3,074      $   219        $  3,293
                                          -------------------------------------

     At December 31, 1999, the Company had recorded $1,516,000 of accumulated amortization.

Note 4

Securities Available for Sale

Securities available for sale are as follows (in thousands):

                                                                           December 31,
                                                       1999                                            1998
                                     -----------------------------------------       -----------------------------------------------
                                                   Gross       Gross                                Gross       Gross
                                     Amortized  Unrealized  Unrealized   Fair        Amortized   Unrealized   Unrealized    Fair
                                       Cost        Gains      Losses     Value          Cost        Gains       Losses      Value
                                     -----------------------------------------       -----------------------------------------------


U.S. Treasury securities         $    14,004 $        11 $      (11) $    14,004     $    26,043 $       353  $       - $    26,396
                                 ----------- ----------- ----------- -----------     ----------- ---------------------- -----------
Other U. S. Government agency
     securities                       42,114           -       (833)      41,281          21,344         134        (7)      21,471
                                 ----------- ----------- ----------- -----------     ----------- ---------------------- -----------
Other debt security                      250           -           -         250             250           -          -         250
                                 ----------- ----------- ----------- -----------     ----------- ---------------------- -----------
Mortgage-backed certificates:
     Federal Home Loan
     Mortgage Corporation
     participation certificates       41,768         177       (149)      41,796          11,445         214          -      11,659
   Federal National Mortgage
     Association pass-through
     certificates                     38,670          31       (337)      38,364           3,293          53        (1)       3,345
   Government National
     Mortgage Association
     pass-through certificates         2,580          23           -       2,603           1,952          63          -       2,015
                                 ----------- ----------- ----------- -----------     ----------- ---------------------- -----------
     Total mortgage-backed
       certificates                   83,018         231       (486)      82,763          16,690         330        (1)      17,019
                                 ----------- ----------- ----------- -----------     ----------- ---------------------- -----------
                                 $   139,386 $       242 $   (1,330) $   138,298     $    64,327 $       817$       (8) $    65,136
                                 ----------- ----------- ----------- -----------     ----------- ---------------------- -----------


During 1999, the Company did not sell any available for sale securities. During 1998 and 1997, the Company recognized gross gains of $143,000 and gross losses of $71,000 on the sale of available for sale securities.

     The amortized cost and fair value of securities available for sale at December 31, 1999 are shown below by contractual maturity (in thousands):

                                                   Amortized        Fair
                                                     Cost           Value

Due in one year or less                           $  16,003        $   15,996
Due after 1 year through 5 years                     40,115            39,289
Due after 5 years                                       250               250
Mortgage-backed certificates                         83,018            82,763
                                                  ---------------------------
                                                  $ 139,386        $  138,298
                                                  ---------------------------

Note 5
Loans

Loans held for investment consist of the following (in thousands):


                                                                     December 31,
                                                                 1999            1998
                                                                 --------------------

First mortgage loans:

  Single family                                                $  221,041     $  251,117
  Multi-family                                                      8,082          7,874
  Construction:
    Residential                                                    58,528         66,853
    Nonresidential                                                  7,685          4,101
  Commercial real estate                                           81,724         76,611
  Consumer lots                                                     3,566          3,703
  Acquisition and development                                      18,065         11,444
Equity and second mortgage                                         56,469         52,845
Purchased mobile home                                                  31             52
Boat                                                                2,855          4,275
Other consumer                                                     11,937         10,537
Commercial business                                                36,739         33,485
                                                             ---------------------------
                                                                  506,722        522,897
Undisbursed portion of construction
  and acquisition and development loans                           (34,714)       (35,463)
Allowance for loan losses                                          (3,860)        (4,024)
Unearned discounts, premiums, and loan
  fees, net                                                         1,470          1,373
                                                             ---------------------------
                                                               $  469,618     $  484,783
                                                             ---------------------------

     At December 31, 1999, the Company's gross loan portfolio contained $188,400 of adjustable-rate mortgage loans and $50,880 of loans which are callable or balloon at various dates over the next seven years. Prime-based loans, net of the undisbursed portion of construction and acquisition and development loans, totaled $90,915 at December 31, 1999.

Nonaccrual loans are as follows (in thousands):

                                                                    December 31,
                                                        1999            1998            1997
                                                     ---------------------------------------


Single family                                        $   103         $   416         $   528
Land acquisition                                          48               -             200
Purchased mobile home                                     20              15              48
Other consumer                                            10              68              24
Commercial business                                      111              64             240
                                                     ---------------------------------------
                                                     $   292         $   563         $ 1,040
                                                     ---------------------------------------

Interest income that would have been recorded under the contractual terms of such nonaccrual loans and the interest income actually recognized are summarized as follows (in thousands):


                                                              Year Ended December 31,
                                                        1999            1998            1997
                                                     ----------------------------------------


Interest income based on contractual terms           $    33         $    61          $    92
Interest income recognized                                22              36               30
                                                     ----------------------------------------
  Interest income foregone                           $    11         $    25          $    62
                                                     ----------------------------------------


Changes in the allowance for loan losses are as follows (in thousands):

                                                              Year Ended December 31,
                                                        1999            1998            1997
                                                  ------------------------------------------


Balance at beginning of year                      $    4,024      $    3,783      $     3,806
Provision for loan losses                                 98             510              600
Losses charged to allowance                             (358)           (382)            (836)
Recovery of prior losses                                  96             113              213
                                                  -------------------------------------------
  Balance at end of year                          $    3,860      $    4,024      $     3,783
                                                  -------------------------------------------

     There were no impaired loans at December 31, 1999 and 1998.

     Loans serviced for others approximate $11,967,000 at December 31, 1999, $13,826,000 at December 31, 1998, and $16,013,000 at December 31, 1997.

Note 6
Interest Receivable

The components of interest receivable are as follows (in thousands):

                                                               December 31,
                                                            1999          1998
                                                           --------------------
Interest on loans                                          $ 2,523      $ 2,766
Interest on mortgage-backed certificates                       628          178
Interest on investments and interest-bearing
  deposits                                                     931          819
                                                           --------------------
                                                             4,082        3,763
Less:  Allowance for uncollected interest                      (15)         (40)
                                                           --------------------
                                                           $ 4,067      $ 3,723
                                                           --------------------

Note 7
Real Estate Owned

Real estate owned is as follows (in thousands):

                                                                December 31,
                                                            1999          1998
                                                           --------------------
Residential - Single family                                $ 123        $ 325
Land                                                         105          105
                                                           --------------------
                                                             228          430
Less:  Valuation allowance                                   (10)         (53)
                                                           --------------------
                                                           $ 218        $ 377
                                                           --------------------



Changes in the valuation allowance for real estate owned are as follows (in thousands):

                                                    Year Ended December 31,
                                                   1999       1998        1997
                                                   ----------------------------
Balance at beginning of year                      $  53      $ 106      $  200
Provision for losses                                 22         15          81
Losses charged to allowance                         (65)       (68)       (175)
                                                  -----------------------------
Balance at end of year                            $  10      $  53      $  106
                                                  -----------------------------

     The provision for losses on real estate owned is included in other expense in the accompanying Consolidated Statement of Operations.

Note 8

Federal Home Loan Bank Stock

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

Note 9
Property and Equipment

Property and equipment consist of the following (in thousands):

                                                               December 31,
                                                            1999          1998
                                                           --------------------


Buildings and leasehold improvements                       $ 11,265     $ 9,857
Furniture and equipment                                      10,042       9,845
                                                           --------------------
                                                             21,307      19,702
Less:  Accumulated depreciation and amortization            (10,527)     (9,404)
                                                           --------------------
                                                             10,780      10,298
Land                                                          2,977       2,704
                                                           --------------------
                                                           $ 13,757     $13,002
                                                           --------------------


     Depreciation and amortization expense is $1,261,000, $1,251,000, and $1,154,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     In December 1998, the Company sold its corporate office building and leased back a portion of the building over a three-year period that ends December 31, 2001. The transaction was accounted for as a sale-leaseback. Accordingly, gain on the sale of $404,000 was deferred and is recognized in proportion to the related gross rent charged to expense over the lease term. During 1999, $202,000 of the deferred gain on the sale was recognized.

Note 10
Deposits

     Deposit balances by type and range of interest rates at December 31, 1999 and 1998 are as follows (in thousands):


                                                                           December 31,
                                                                        1999             1998
                                                                  ---------------------------

Noninterest-bearing:
     Commercial checking                                          $   55,568      $    69,801
     Personal checking                                                 8,923            8,911
                                                                  ---------------------------
                  Total noninterest-bearing deposits                  64,491           78,712
                                                                  ---------------------------

Interest-bearing:
     Passbook and statement savings
         (interest rates of 2.41% at 1999 and
         2.46% at 1998)                                               32,191           36,588
     Checking accounts (interest rates of 1.52% at
         1999 and 1.43% at 1998)                                      43,909           41,762
     Money market deposits (interest rates of
         3.56% at 1999 and 3.36% at 1998)                             76,342           73,896
     Certificates:
         3.99% or less                                                    52              345
         4.00% to 4.99%                                              159,000          121,862
         5.00% to 5.99%                                               67,257          113,417
         6.00% to 6.99%                                               13,908           18,818
         7.00% to 7.99%                                                7,312            9,958
         8.00% to 8.99%                                                  156              294
         9.00% to 9.99%                                                    -            1,120
                                                                  ---------------------------
         Total certificates                                          247,685          265,814
                                                                  ---------------------------
         Total interest-bearing deposits                             400,127          418,060
                                                                  ---------------------------
         Total deposits                                           $  464,618      $   496,772
                                                                  ---------------------------


     Certificates in denominations greater than $100,000 aggregated $26,417,000 and $24,940,000 at December 31, 1999 and 1998, respectively. The weighted average cost of deposits approximated 4.13% and 4.54% for the years ended December 31, 1999 and 1998, respectively.

The following is a summary of interest expense on deposits (in thousands):


                                                              Year Ended December 31,
                                                       1999            1998            1997
                                                    ----------------------------------------


Passbook and statement savings                     $     830     $     1,235     $     1,522
Checking accounts                                        579             605             602
Money market deposits                                  2,614           2,412           1,566
Certificates                                          12,751          15,373          17,351
Less:  Early withdrawal penalties                        (37)            (54)            (69)
----
                                                   -----------------------------------------
                                                   $  16,737     $    19,571     $    20,972
                                                   -----------------------------------------

At December 31, 1999, remaining maturities on certificates are as follows (in thousands):

                                   2000               $   205,000
                                   2001                    23,237
                                   2002                     7,904
                                   2003                     3,958
                                   2004                     7,586
                                                      -----------
                                                      $   247,685
                                                      -----------

     At December 31, 1999, the Bank has pledged mortgage-backed certificates, U.
S. Treasury securities, and other U. S. Government agency securities with a total carrying value of $2,458,000 to the State Treasury Board and $200,000 to the Federal Court as collateral for certain public deposits.

Note 11

Advances from the Federal Home Loan Bank

     At December 31, 1999, advances from the Federal Home Loan Bank (FHLB) consist of $127,000,000 of short-term variable advances and a $15,000,000 convertible fixed-rate advance with an interest rate of 4.84%. The $15,000,000 fixed-rate advance matures in December 2003 and is subject, in December 2001, to a one-time option by the FHLB to convert to an adjustable-rate advance. These advances are collateralized by mortgage-backed certificates with a net book value of approximately $1,881,000 and by first mortgage loans with a net book value of approximately $218,136,000.

     The weighted average cost of advances from the FHLB is 5.23% and 5.43% for the years ended December 31, 1999 and 1998, respectively.

Note 12

Securities Sold under Agreements to Repurchase

     At December 31, 1999, U. S. Treasury securities, U. S. Government agency securities and mortgage-backed certificates sold under agreements to repurchase had a carrying value of $13,605,000 and a market value of $13,498,000. The mortgage-backed certificates underlying these repurchase agreements were delivered to a branch of the Federal Reserve Bank which is acting as custodian in the transaction. The Company enters into reverse repurchase agreements with dealers and certain commercial deposit customers. The reverse repurchase agreements executed with commercial deposit customers do not constitute savings accounts or deposits and are not insured by the Federal Deposit Insurance Corporation. At December 31, 1999, all of the Company's reverse repurchase agreements were with commercial customers.

The following is a summary of certain information regarding the Company's reverse repurchase agreements (dollars in thousands):

                                                              December 31,
                                                            1999         1998
                                                     ---------------------------


Balance at end of year                                    $ 13,233    $ 13,084
Average amount outstanding during the year                  15,711      12,026
Maximum amount outstanding at any month end                 20,755      22,913
Weighted average interest rate during the year                4.08%       4.45%
Weighted average interest rate at end of year                 3.78%       3.96%
Weighted average maturity at end of year                     daily       daily

Note 13

Other Income and Other Expense

The components of other income and other expense are as follows (in thousands):

                                                            Year Ended December 31,
                                                      1999            1998           1997
                                                 -------------------------------------------
Other income:
     Brokerage fees                               $      168      $      468      $       850
     Merchant processing fees                          2,464           2,062            1,391
     Other miscellaneous                                 964             609              478
                                                  -------------------------------------------
                                                  $    3,596      $    3,139      $     2,719
                                                  -------------------------------------------


Other expense:
     Net occupancy expense of premises            $    2,154      $    1,901      $     1,848
     Professional fees                                   678             611              345
     Expenses, gains/losses on sales,
                and provision for losses on real
                estate owned, net                         44              89              215
     Merchant processing                               1,953           1,766            1,130
     Other miscellaneous                               2,313           2,408            2,076
                                                  -------------------------------------------
                                                  $    7,142      $    6,775      $     5,614
                                                  -------------------------------------------


Note 14
Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                   December 31,
                                                        1999             1998            1997
                                                   -------------------------------------------

Deferred tax assets:
     Bad debt reserves                             $    1,353      $    1,474      $     1,251
     Unrealized losses on securities
                available for sale                        413               -                -
     Other                                                298             324              219
                                                   -------------------------------------------
                                                        2,064           1,798            1,470
                                                   -------------------------------------------


Deferred tax liabilities:
     Federal Home Loan Bank
                stock dividends                          (660)           (696)            (696)
     Unrealized gains on securities
                available for sale                          -            (308)            (472)
     Depreciation                                        (303)           (344)            (296)
     Other                                               (250)           (251)            (299)
                                                   --------------------------------------------
                                                       (1,213)         (1,599)          (1,763)
                                                   --------------------------------------------
Net deferred tax asset (liability)                 $      851      $      199      $      (293)
                                                   --------------------------------------------


The provision for income taxes consists of the following (in thousands):


                                                                Year Ended December 31,
                                                       1999              1998            1997
                                                  -------------------------------------------
Current:
     Federal                                      $    2,997      $    3,452      $     3,109
     State                                               343             294              131
                                                  -------------------------------------------
                                                       3,340           3,746            3,240
                                                  -------------------------------------------
Deferred:
     Federal                                              57            (277)              20
     State                                                11             (52)               4
                                                  -------------------------------------------
                                                          68            (329)              24
                                                  -------------------------------------------
                                                  $    3,408      $    3,417      $     3,264
                                                  -------------------------------------------


The reconciliation of "expected" federal income tax computed at the statutory rate (34%) to the reported provision for income taxes is as follows (in thousands):

                                                                Year Ended December 31,
                                                       1999              1998            1997
                                                  -------------------------------------------

Computed "expected" tax provision                 $    3,219      $    3,241      $     3,151
  Increase (decrease) in taxes
    resulting from:
      State income taxes, net of federal
        tax benefit                                      235             194               86
      Other                                              (46)            (18)              27
                                                  --------------------------------------------
 Provision for income taxes                       $    3,408      $    3,417      $     3,264
                                                  --------------------------------------------


     For tax purposes, the Bank may only deduct bad debts as charged off. This amount may differ significantly from the amount deducted for book purposes. Retained earnings at December 31, 1999 includes $6,134,000 representing that portion of the Bank's tax bad debt allowance for which no provision for income taxes has been made. This amount would be subject to federal income taxes if the Bank were to use the reserve for purposes other than to absorb losses.

Note 15
Employee Benefit Plans

Employees Stock Ownership Plan

     The following summarizes information relating to the Company's Employee Stock Ownership Plan, which covers substantially all employees after they have met certain eligibility requirements.

     Stock Purchase - 1992

     In 1999, 1998 and 1997, dividends received by the ESOP, all of which related to allocated shares, were first used for administrative expenses, and dividends remaining were distributed to plan participants. Dividends received on allocated shares in 1999 totaled $124,000, of which $111,000 was distributed to participants; in 1998 totaled $93,000, of which $72,000 was distributed to participants; and in 1997 totaled $81,000, of which $63,000 was distributed to participants. At December 31, 1999, the ESOP has 198,335 allocated shares. A total of 18,564 shares were distributed in 1999 to terminated employees. All shares held by the ESOP relating to the 1992 stock purchase are considered outstanding for earnings per share calculations.

     Stock Purchase - 1997

     The Company recognizes compensation expense on an accrual basis based upon the estimated annual number of shares to be released valued at the shares' fair value. ESOP related compensation expense recognized by the Company totaled $299,200 in 1999 and $467,933 in 1998.

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

     Of the 248,157 shares purchased in 1997, 211,202 were unallocated at December 31, 1999. In 1999 and 1998, 16,246 and 20,709 shares were allocated and were included in earnings per share calculations. A total of 145 shares were distributed in 1999 to terminated employees. At December 31, 1999, the fair value of unearned shares approximated $3,656,000.

401(k) Plan

     The Company has a 401(k) plan to which eligible employees may contribute a specified percentage of their gross earnings each year. For the years ended December 31, 1999, 1998 and 1997, the maximum percentage that could be contributed by employees was 15%, 15%, and 10%, respectively. The Company contributed a total of $207,000 to this plan during the year ended December 31, 1997. In 1999 and 1998, no contributions were made.

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

     As permitted by FAS 106, the Company elected to amortize its unrecognized transition obligation over 20 years. At December 31, 1999 and December 31, 1998, the Company's unfunded accumulated postretirement benefit obligation totaled $815,000 and $804,000, respectively, and the accrued postretirement benefit cost recognized in the Statement of Financial Condition totaled $218,000 and $177,000, respectively. Postretirement benefit cost was $96,000, $97,000, and $69,000 in 1999, 1998 and 1997, respectively.

Note 16
Stock Options and Awards

     At December 31, 1999, the Company has two stock-based compensation plans, the CENIT Stock Option Plan and the Management Recognition Plan, which are described below. The Company has elected not to adopt the recognition provisions of Statement of Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock-Based Compensation," which requires a fair-value based method of accounting for stock options and similar equity awards, and will continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations to account for its stock-based compensation plans.

Stock Option Plans

     In conjunction with the Bank's 1992 conversion, the Company adopted the CENIT Stock Option Plan for the benefit of non- employee directors and key officers. During the period 1992-1997, the Company granted options relating to 370,875 shares of common stock, which is the total number of shares reserved for issuance under the Stock Option Plan. Options granted in 1992 in connection with the conversion became exercisable in full from two to five years after the date of grant, options granted in 1993 became exercisable in full, two years after the date of grant, and options granted in 1994, 1995, 1996 and 1997 are exercisable 25% each year over the four-year period after the applicable date of grant. In addition, limited stock appreciation rights were granted with the options issued under the Stock Option Plan. These rights may be exercised in lieu of the related stock options only in the event of a change in control of the Company, as defined in the Stock Option Plan.

     In 1998, the Company adopted the CENIT Long-Term Incentive Plan for the benefit of non-employee directors and key officers and employees. The total number of shares of common stock reserved for issuance under the Long-Term Incentive Plan is 251,238. Options granted in 1999 and 1998 are exercisable 25% each year over the four-year period after the date of grant.

     Under both the Stock Option Plan and the Long-Term Incentive Plan, the option price cannot be less than the fair market value of the common stock on the date of the grant, and options expire no later than ten years after the date of the grant.


                                                                          Year Ended December 31,
                                                 1999                             1998                    1997
                                     ----------------------------------------------------------------------------------
                                                     Weighted                        Weighted                Weighted
                                                      Average                         Average                 Average
                                                     Exercise                        Exercise                Exercise
                                        Shares         Price            Shares         Price        Shares      Price
                                        ------    ---------------       ------    -----------       ------  -----------
Outstanding at beginning
     of year                             249,110       $ 10.50         271,938       $   6.09      343,149    $  5.40

Granted                                   66,000         18.00          67,000          22.25       12,705      15.00

Exercised                                (27,278)         5.07         (84,798)          5.31      (83,916)      4.63

Forfeited                                      -             -          (5,030)         15.65            -          -
                                        --------                      --------                    --------

Outstanding at end of year               287,832         12.73         249,110          10.50      271,938       6.09
                                        --------                      --------                    --------

Options exercisable at
     year end                            173,574                       164,331                     233,424


     The weighted average fair value of options granted during 1999, 1998 and 1997 was $5.32, $6.09 and $4.89, respectively.

     The weighted  average fair value of all of the options  granted  during the
period  1995  through   1999  has  been   estimated   using  the   Black-Scholes
option-pricing model with the following weighted average assumptions:

                                                                           Year Ended December 31,
                                                          1999                       1998                      1997
                                               --------------------------------------------------------------------
Annual dividend yield                                    3.33%                      2.70%                      2.22%
Weighted average risk-free interest rate                 6.46%                      4.76%                      6.47%
Weighted average expected volatility                    31.00%                     29.00%                     28.00%
Weighted average expected life in years                   6.0                        6.0                        6.3


     The provisions of FAS 123 require pro forma disclosure of compensation expense for the Company based on the fair value of the awards at the date of the grant. Under those provisions, the Company's net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):


                                                                          Year Ended December 31,
                                                        1999                       1998                        1997
                                              ----------------------------------------------------------------------
Net income:
       As reported                                 $    6,059                   $  6,115                   $   6,003
       Pro forma                                        5,960                      6,071                       5,973

Basic earnings per share:
       As reported                                 $     1.32                   $   1.30                   $    1.24
       Pro forma                                         1.30                       1.29                        1.23

Diluted earnings per share:
       As reported                                 $     1.30                   $   1.27                   $    1.20
       Pro forma                                         1.28                       1.26                        1.20


       The following table summarizes information about the options outstanding at December 31, 1999:


                                              Options Outstanding                                 Options Exercisable
                           ---------------------------------------------------------     --------------------------------------

                                                        Weighted
                                                         Average          Weighted                             Weighted
                                                        Remaining         Average                              Average
       Range of                    Number              Contractual        Exercise         Number              Exercise
    Exercise Prices             Outstanding               Life             Price         Exercisable             Price
-----------------------    ------------------     -----------------   ----------------   -----------      -----------------
     $3.84                         92,716                 2.58        $   3.84             92,716            $   3.84
     $5.95                          8,703                 0.83            5.95              8,703                5.95
     $7.09 to $7.73                16,152                 4.23            7.49             16,152                7.49
     $11.55 to $12.34              29,004                 6.54           11.95             25,077               12.01
     $15.00                        10,257                 7.17           15.00              4,926               15.00
     $18.00                        66,000                 9.75           18.00                  -               18.00
     $22.25                        65,000                 8.45           22.25             26,000               22.25
                                ---------                                                --------
                                  287,832                 6.15           12.73            173,574                8.54
                                ---------                                                --------




Management Recognition Plan

     The objective of the MRP is to enable the Company to retain personnel of experience and ability in key positions of responsibility. The MRP was authorized to acquire up to 2% of the shares of common stock of the Company issued in the conversion. The Bank contributed $247,250 to the MRP to enable the MRP trustees to acquire a total of 64,500 shares of the common stock in the conversion at $3.84 per share. As a result of an oversubscription in the subscription offering, the MRP was able to acquire only 45,000 shares in the conversion. In 1997, the MRP purchased 14,118 additional shares at an average price of approximately $15.13 per share. No shares were purchased in 1999 or 1998.

     A total of 37,086 shares were granted in 1992 and vested 20% each year over five years beginning in 1993. The shares granted in 1996 and 1997 vest at the end of three to five years. Compensation expense, which is recognized as shares vest, totaled $73,000, $72,000, and 122,000 for 1999, 1998 and 1997,
respectively. The unamortized cost of the shares purchased, which represents deferred compensation, is reflected as a reduction of stockholders' equity in the Company's consolidated statement of financial condition.

     A summary of MRP grants is as follows:


                                                                                   Year Ended December 31,
                                                                        1999                1998                1997
                                                                     -----------------------------------------------

         Outstanding at beginning of year                              31,275              34,182              30,393
         Granted                                                            -                   -              14,118
         Exercised                                                     (6,183)             (2,907)            (10,329)
                                                                   --------------------------------------------------
         Outstanding at end of year                                    25,092              31,275              34,182
                                                                   --------------------------------------------------


     No grants were forfeited during 1999 and 1997 and no grants were exercisable at December 31, 1999, 1998, and 1997. During 1998, 3,783 shares were forfeited and returned to the outstanding balance. At December 31, 1999, the weighted average period until the awards become vested is approximately one year. The weighted average fair value of shares granted in 1997 was $15.00.

Note 17

Commitments and Financial Instruments With Off-Balance Sheet Credit Risk

     The Company is a party to financial instruments with off-balance sheet credit risk in the normal course of business to meet the financing needs of its customers and, to a lesser extent, to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit in the form of loans or through letters of credit, interest rate caps and interest rate swaps. At December 31, 1999, financial instruments with off-balance sheet risk are limited to outstanding loan commitments and letters of credit. There are no open interest rate cap or interest rate swap positions at December 31, 1999.

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

     The Company had loan commitments, excluding the undisbursed portion of construction and acquisition and development loans, as follows (in thousands):



                                                                           December 31,
                                                                       1999            1998
                                                                  ---------------------------
Commitments outstanding:
  Mortgage loans:
    Fixed rate (rates between 7.75% and 11.23% at
                1999 and between 6.00% and 8.25% at 1998)         $    2,938      $     4,615
    Variable rate                                                      3,766            1,219
  Commercial business loans                                            3,448            5,617
                                                                  ---------------------------
                                                                  $   10,152      $    11,451
                                                                  ---------------------------

     At December 31, 1999, the Company has granted unused consumer and commercial lines of credit of $31,864,000 and $15,752,000, respectively, and has commitments to purchase loans totaling $850,000.

     Standby letters of credit are written unconditional commitments issued to guarantee the performance of a customer to a third party and total approximately $6,526,000 at December 31, 1999. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending a loan and the collateral obtained, if any, varies but generally includes real estate or personal property. Because most of these letters of credit expire without being drawn upon, they do not necessarily represent future cash requirements.

     Commitments to purchase securities are contracts for delayed delivery of securities in which the seller agrees to make delivery on a specified future date of a specified instrument, with a specified coupon, for a specified price. At December 31, 1999, the Company had no such commitments.

     Rent expense under long-term operating leases for property approximates $1,015,000, $713,000, and $709,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The minimum rental commitments under noncancelable leases with an initial term of more than one year for the years ending December 31, are as follows (in thousands):

                        2000                            $       848
                        2001                                    724
                        2002                                    506
                        2003                                    448
                        2004                                    443
                        Thereafter                            1,168
                                                        -----------
                                                        $     4,137
                                                        -----------

Note 18
Regulatory matters

Capital Adequacy

     The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision ("OTS"). Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.

     As set forth in the table below, quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of tier 1 (core) capital to adjusted total assets, of tier 1 risk-based and total risk-based capital to risk-weighted assets and tangible equity capital to adjusted total assets. As of December 31, 1999, the Bank exceeded all capital adequacy requirements to which it is subject.

     As of December 31, 1999, the most recent notification from the OTS categorized the Bank as "well capitalized" under the framework for prompt corrective action. To be considered well capitalized under prompt corrective action provisions, the Bank must maintain capital ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's categorizations.

     The Bank's actual capital amounts and ratios are as follows (dollars in thousands):


                                                                                                               Required for
                                                 Actual                           Required                   Well Capitalized
                                         ----------------------------      -----------------------    ----------------------------

                                           Amount         Ratio             Amount         Ratio              Amount         Ratio
                                           ------         -----             ------         -----              ------         -----

As of December 31, 1999:

Tier 1 (core) capital                    $  47,444        7.1%         $   26,877           4.0%           $  33,597         5.0%
Tier 1 risk-based capital                   47,444       10.8              17,603           4.0               26,405         6.0
Total risk-based capital                    51,271       11.7              35,207           8.0               44,008        10.0
Tangible equity capital                     47,444        7.1              13,439           2.0                    -           -

As of December 31, 1998:

Core capital                             $  45,271        7.1%         $   25,481           4.0%           $  31,851         5.0%
Tier 1 risk-based capital                   45,271       10.5              17,221           4.0               25,832         6.0
Total risk-based capital                    49,074       11.4              34,442           8.0               43,053        10.0
Tangible capital                            45,271        7.1              12,740           2.0                    -           -




Dividend Restrictions

     The Bank's capital exceeds all of the capital requirements imposed by FIRREA. OTS regulations provide that an association whose (i) proposed capital distribution does not exceed the retained earnings for that year combined with the retained earnings of the preceding two years, and (ii)exceeds all fully phased-in capital requirements before and after a proposed capital distribution can, after prior notice but without the approval by the OTS, make capital distributions during the calendar year. Any additional capital distributions require prior regulatory approval.

     The Company is subject to the restrictions of Delaware law, which generally limit dividends to the amount of a corporation's surplus or, in the case where no such surplus exists, the amount of a corporation's net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

Note 19
Stockholders' Equity

     As part of the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, the Bank established a liquidation account for the benefit of eligible depositors who continue to maintain their deposit accounts in the Company after conversion. In the unlikely event of a complete liquidation of the Bank, each eligible depositor will be entitled to receive a liquidation distribution from the liquidation account, in the proportionate amount of the then current adjusted balance for deposit accounts held, before distribution may be made with respect to the Bank's capital stock. The Bank may not declare or pay a cash dividend to the Company on, or repurchase any of, its capital stock if the effect thereof would cause the retained earnings of the Bank to be reduced below the amount required for the liquidation account. Except for such restrictions, the existence of the liqui dation account does not restrict the use or application of the Bank's retained earnings. At December 31, 1999, the liquidation account balance was $2,747,000.

Note 20
Related Party Transactions

     The Company has made loans to executive officers, directors, and to companies in which the executive officers and directors have a financial interest. The following is a summary of related party loans (in thousands):

Balance at January 1, 1999                                        $    4,295
Originations - 1999                                                    1,980
Repayments - 1999                                                     (1,459)
                                                                  ----------
Balance at December 31, 1999                                      $    4,816
                                                                  ----------

     Under the Company's current policy, related party loans are made on substantially the same terms, including interest rate and collateral requirements, as are available to the general public. The Company believes loans to related parties do not involve more than the normal risk of collectibility. Commitments to extend credit and letters of credit to related parties totaled $1,566,000 at December 31, 1999.

Note 21

Disclosures About Fair Value of Financial Instruments

     The following summary presents the methodologies and assumptions used to estimate the fair value of the Company's financial instruments presented below. The Company operates as a going concern and except for its investment securities portfolio and certain residential loans, no active market exists for its financial instruments. Much of the information used to determine fair value is highly subjective and judgmental in nature and therefore the results may not be precise. The subjective factors include, among other things, estimates of cash flows, risk characteristics, credit quality, and interest rates, all of which are subject to change. Since the fair value is estimated as of December 31, 1999, the amounts which will actually be realized or paid upon settlement or maturity of the various instruments could be significantly different.

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

Deposit Liabilities

     The fair value of deposits with no stated maturities (which includes demand deposits, savings accounts, and money market depos its) is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using a discounted cash flow model based on the rates currently offered for deposits of similar maturities.

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

The estimated fair values of the Company's financial instruments that differ from their carrying amount are as follows (in thousands):


                                                                         December 31,
                                                            1999                             1998
                                                 ---------------------------      ---------------------------
                                                  Carrying           Fair          Carrying       Fair Value
                                                   Amount           Value           Amount
                                                 ---------------------------      ---------------------------
Financial assets:
  Loans held for investment, net                 $   469,618      $  466,852      $   484,783     $   489,598
Financial liabilities:
  Deposits with stated maturities                    247,685         248,248          265,814         267,603
  Long-term borrowings                                15,000          14,491           75,000          77,228


     As mentioned in the assumptions above, the estimated fair value of loans and deposits does not include any value for the customer relationship or the right to future fee income which may be generated by these relationships.

Note 22

Condensed Parent Company Only Financial Statements

     The following condensed financial statements for CENIT Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.


Condensed Statement of Financial Condition
(In thousands)

                                                                          December 31,
                                                                      1999             1998
                                                                  ---------------------------

Assets:
  Cash                                                            $       53      $        56
  Securities available for sale at fair value                            250              250
  Equity in net assets of the Bank                                    50,064           49,420
  Other assets                                                         1,216              776
                                                                  ---------------------------
                                                                  $   51,583      $    50,502
                                                                  ---------------------------

Liabilities:
  Other liabilities                                               $      318      $       426
                                                                  ---------------------------

                                                                  ---------------------------
Stockholders' equity                                                  51,265           50,076
                                                                  ---------------------------
                                                                  $   51,583      $    50,502
                                                                  ---------------------------



Condensed Statement of Operations
(In thousands)

                                                                                 Year Ended December 31,
                                                                         1999            1998             1997
                                                                   -------------------------------------------
Equity in earnings of the Bank                                     $    6,293      $    6,520      $     6,767
Interest income                                                            23              22                -
Interest expense                                                            -             (76)            (110)
Salaries and employee benefits                                           (118)           (296)            (349)
Expenses related to proxy contest and
other matters                                                               -               -             (405)
Professional fees                                                        (182)           (202)            (247)
Other expenses                                                            (88)            (86)             (87)
                                                                   -------------------------------------------
Income before income taxes                                              5,928           5,882            5,569
Benefit from income taxes                                                 131             233              434
                                                                   -------------------------------------------
Net income                                                         $    6,059      $    6,115      $     6,003
                                                                   -------------------------------------------

Condensed Statement of Cash Flows

(In thousands)

                                                                              Year Ended December 31,
                                                                        1999            1998            1997
                                                                  -------------------------------------------
Cash flows from operating activities:

     Net income                                                   $    6,059      $     6,115     $     6,003
     Add (deduct) items not affecting cash:
                (Undisbursed earnings)distributions in

                  excess of earnings of the Bank                      (1,819)           1,399          (3,157)
                Amortization                                               -                6               3
                (Increase) decrease in other assets                     (138)           1,860            (114)
                (Decrease) increase in liabilities                       (34)             (73)            189
                                                                  --------------------------------------------
                  Net cash provided by operations                      4,068            9,307           2,924
                                                                  --------------------------------------------

Cash flows from investing activities:

     Purchase of securities available for sale                             -             (250)              -
                                                                  -------------------------------------------
                  Net cash used for investing activities                   -             (250)              -
                                                                  -------------------------------------------

Cash flows from financing activities:

     Cash dividends paid                                              (2,745)          (1,931)         (1,627)
     Net proceeds from issuance of common stock                          137              173             357
     Increase in other borrowings                                          -                -           4,000
     Principal payments on other borrowings                                -           (2,575)         (1,425)
     Common stock repurchases                                         (1,463)          (4,669)              -
     Purchase of common stock by ESOP                                      -                -          (4,232)
                                                                  --------------------------------------------
                  Net cash used for financing activities              (4,071)          (9,002)         (2,927)
                                                                  --------------------------------------------
Net (decrease) increase in cash and cash
     equivalents                                                          (3)              55              (3)

Cash and cash equivalents at beginning of period                          56                1               4
                                                                  --------------------------------------------
Cash and cash equivalents at end of period                        $       53      $        56     $         1
                                                                  --------------------------------------------

Note 23

Quarterly Results of Operations (Unaudited)
(Dollars in thousands, except per share data)

                                                                                       Year Ended December 31, 1999
                                                                    First           Second          Third           Fourth
                                                                   Quarter          Quarter        Quarter          Quarter

                                                               ------------------------------------------------------------

Total interest income                                          $   10,727      $    10,568     $    10,690     $    11,327
Total interest expense                                              5,380            5,324           5,448           5,829
                                                               -----------------------------------------------------------
    Net interest income                                             5,347            5,244           5,242           5,498
Provision for loan losses                                              14               22              39              23
                                                               -----------------------------------------------------------
    Net interest income after provision
       for loan losses                                              5,333            5,222           5,203           5,475
Other income                                                        1,831            1,824           1,891           1,587
Other expenses                                                      4,875            4,840           4,549           4,634
                                                               -----------------------------------------------------------
Income before income taxes                                          2,289            2,206           2,545           2,428
Provision for income taxes                                            824              794             916             874
                                                               -----------------------------------------------------------
    Net income                                                 $    1,465      $     1,412     $     1,629     $     1,554
                                                               -----------------------------------------------------------

Earnings per share:
    Basic                                                      $      .32      $       .31     $       .35     $       .34
                                                               -----------------------------------------------------------
    Diluted                                                    $      .31      $       .30     $       .35     $       .33
                                                               -----------------------------------------------------------

Dividends per common share                                     $      .15      $       .15     $       .15     $       .15
                                                               -----------------------------------------------------------



                                                                                       Year Ended December 31, 1998
                                                                    First           Second          Third           Fourth
                                                                   Quarter          Quarter        Quarter          Quarter
                                                               -----------------------------------------------------------


Total interest income                                          $   12,564      $    12,317     $    11,367     $    10,783
Total interest expense                                              7,177            7,014           6,006           5,608
                                                               -----------------------------------------------------------
    Net interest income                                             5,387            5,303           5,361           5,175
Provision for loan losses                                             204              136             100              70
                                                               -----------------------------------------------------------
    Net interest income after provision
       for loan losses                                              5,183            5,167           5,261           5,105
Other income                                                        1,565            1,869           1,803           1,776
Other expenses                                                      4,498            4,701           4,506           4,492
                                                               -----------------------------------------------------------
Income before income taxes                                          2,250            2,335           2,558           2,389
Provision for income taxes                                            793              831             934             860
                                                               -----------------------------------------------------------
    Net income                                                 $    1,457      $     1,504     $     1,624     $     1,529
                                                               -----------------------------------------------------------

Earnings per share:
    Basic                                                      $      .31      $       .32     $       .34     $       .33
                                                               -----------------------------------------------------------
    Diluted                                                    $      .30      $       .31     $       .33     $       .33
                                                               -----------------------------------------------------------

Dividends per common share                                     $      .10      $       .10     $       .10     $       .11
                                                               -----------------------------------------------------------



NOTE: May not add to total for year due to rounding.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
                                    PART III

Item 10 - Directors and Executive Officers of the Registrant

   The information contained under the caption "Election of Directors" to appear in the Company's definitive proxy statement relating to the Company's 2000 Annual Meeting of Stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year covered by this report on Form 10-K
(hereinafter referred to as the "Annual Meeting Proxy Statement"), is incorporated herein by reference. Information concerning the executive officers of the Company is included in Part I of this Report on Form 10-K.

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

    Exhibit No. 10. Material Contracts, incorporated herein by reference to this document from the Exhibits to Form S-1, Registration Statement, as amended, filed on July 31, 1991, Registration No. 33-41848, Exhibits to Amendment No. 1 to Form S-1 filed on April 29, 1992, Exhibits to Amendment No. 2 to Form S-1 filed on June 11, 1992, Exhibits to Form 8-K filed on October 22, 1993, Exhibits to Form 8-K filed on November 18, 1994, Exhibits to Form S-4 filed on April 4, 1995, Registration No. 033- 90922, Exhibits to Form 10-Q filed on November 14, 1995, Exhibits to Form 8-K filed on July 9, 1996, Exhibits to Form 10-K filed on March 25, 1997, and Exhibits to Form 10-Q filed on May 5, 1998.

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

    Exhibit 10.14  Employment Agreement with Michael S. Ives
          The Employment Agreement with Michael S. Ives is attached as
          Exhibit 10.14

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

    Exhibit 10.25 Alternative Stock Appreciation Right Agreement (officers) with Alvin D Woods
          The Alternative Stock Appreciation Right Agreement (officers) with Alvin D. Woods is attached as Exhibit 10.21

     Exhibit No. 11  Statement Re:  Computation of Per Share Earnings

           The 1999 statement Re: Computation of per share earnings is attached as Exhibit 11

     Exhibit No. 21  Subsidiaries of the Registrant

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

Exhibit No. 27 Financial Data Schedule Article 9
     The Financial Data Schedule is attached as Exhibit 27

(b) Reports on Form 8-K filed in the fourth quarter of 1999
     None

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

                                                     CENIT Bancorp, Inc.


                                                     By: /s/ Michael S. Ives
                                                         -----------------------
                                                     Michael S. Ives, President
                                                     and Chief Executive Officer

                                                             March 30, 2000
                                                         -------------------
                                                               (Date)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ John O. Guthrie                                      March 30, 2000
    -----------------------------------                  ---------------------
        John O. Guthrie                                          (Date)
        Senior Vice President and
        Chief Financial Officer


By: /s/ Winfred O. Stant, Jr.                                March 30, 2000
    -------------------------------------                ---------------------
        Winfred O. Stant, Jr.                                    (Date)
        First Vice President and
        Chief Accounting Officer


By: /s/ Charles R. Malbon, Jr.                               March 30, 2000
    -------------------------------------                ---------------------
    Charles R. Malbon, Jr.                                       (Date)
    Chairman of the Board/Director


By: /s/ Michael S. Ives                                      March 30, 2000
    ------------------------------------                 ---------------------
        Michael S. Ives                                          Date)
        Director


By: /s/ David L. Bernd                                       March 30, 2000
    -----------------------------------                  ---------------------
        David L. Bernd                                           (Date)
        Director

By: /s/ Patrick E. Corbin                                    March 30, 2000
    -------------------------------------                ---------------------
        Patrick E. Corbin                                        (Date)
        Director


By: /s/ William J. Davenport, III                            March 30, 2000
    --------------------------------------               ---------------------
        William J. Davenport, III                                (Date)
        Director


By: /s/ John F. Harris                                       March 30, 2000
    -------------------------------------                ---------------------
        John F. Harris                                           (Date)
        Director


By: /s/ William H. Hodges                                    March 30, 2000
    ------------------------------------                 -----------------------
        William H. Hodges                                        (Date)
        Director


By: /s/ Roger C. Reinhold                                    March 30, 2000
    -------------------------------------                -----------------------
        Roger C. Reinhold                                        (Date)
        Director


By: /s/ David R. Tynch                                       March 30, 2000
    -----------------------------------                  -----------------------
        David R. Tynch                                           (Date)
        Director