Form 10-Q
period 2000-03-31
CENIT BANCORP INC
filed 2000-05-12
CIK 877834

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                             -----------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                             -----------------------


For Quarter Ended March 31, 2000                 Commission File Number 0-20378

                               CENIT BANCORP, INC.
                       ------------------------------------
              (Exact name of registrant as specified in its charter)

               Delaware                               54-1592546
----------------------------------------      -------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification
 incorporation or organization)                         Number)

 300 East Main Street, Suite 1350
          Norfolk, Virginia                             23510
----------------------------------------       ------------------------
(Address of principal executive                       (Zip code)
      office)

      Registrant's telephone number, including area code:     (757) 446-6600

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES   X                          NO
                               -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.01 Par Value                                 4,716,498
---------------------------                 -----------------------------------
       Title of Class                            Number of Shares Outstanding
                                                        as of May 11, 2000

                      CENIT BANCORP, INC. AND SUBSIDIARIES

                                    Contents
-------------------------------------------------------------------------------


                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1
   Financial Statements

Consolidated Statement of Financial Condition as of March 31, 2000 (Unaudited)
and December 31, 1999.........................................................1

Unaudited Consolidated Statement of Operations for the Three Months
Ended March 31, 2000 and March 31, 1999.......................................2

Unaudited Consolidated Statement of Comprehensive Income for the Three
Months Ended March 31, 2000 and March 31, 1999................................3

Unaudited Consolidated Statement of Changes in Stockholders' Equity for the
Three Months ended March 31, 2000.............................................4

Unaudited Consolidated Statement of Cash Flows for the Three Months Ended
March 31, 2000 and March 31, 1999.............................................5

Notes to Unaudited Consolidated Financial Statements..........................6

Item 2
   Management's Discussion and Analysis of Financial Condition and Results
   of Operations............................................................. 7

Item 3
   Quantitative and Qualitative Disclosures about Market Risk................15

PART II - OTHER INFORMATION

Item 1
   Legal Proceedings.........................................................15

Item 2
   Changes in Securities.....................................................15

Item 3
   Defaults Upon Senior Securities...........................................15

Item 4
   Submission of Matters to a Vote of Security Holders.......................15

Item 5
   Other Information ........................................................15

Item 6
   Exhibits and Reports on Form 8-K..........................................15

   Signatures................................................................15

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                      CENIT BANCORP, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                  (Dollars in thousands, except per share data)

                                     ASSETS

                                                                             (Unaudited)
                                                                           March 31, 2000       December 31, 1999
                                                                           --------------       -----------------
Cash                                                                          $  19,311             $  17,554
Federal funds sold                                                               12,910                12,908
Securities available for sale at fair value (adjusted
   cost of $136,276 and $139,386, respectively)                                 134,674               138,298
Loans, net:
   Held for investment                                                          464,826               469,618
   Held for sale                                                                  1,116                 3,456
Interest receivable                                                               4,178                 4,067
Real estate owned, net                                                              217                   218
Federal Home Loan Bank stock, at cost                                             6,050                 7,100
Property and equipment, net                                                      13,519                13,757
Goodwill and other intangibles, net                                               3,205                 3,293
Other assets                                                                      4,123                 3,944
                                                                              ---------             ---------
                                                                              $ 664,129             $ 674,213
                                                                              =========             =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits:
     Noninterest-bearing                                                      $  71,304             $  64,491
     Interest-bearing                                                           426,879               400,127
                                                                              ---------             ---------
        Total deposits                                                          498,183               464,618
   Advances from the Federal Home Loan Bank                                      95,000               142,000
   Securities sold under agreements to repurchase                                15,073                13,233
   Advance payments by borrowers for taxes and insurance                          1,021                   565
   Other liabilities                                                              3,796                 2,532
                                                                              ---------             ---------
        Total liabilities                                                       613,073               622,948
                                                                              ---------             ---------
Stockholders' equity:
   Preferred stock, $.01 par value; authorized 3,000,000
     shares; none outstanding                                                         -                     -
   Common stock, $.01 par value; authorized 7,000,000 shares;
     issued and outstanding 4,753,663 and 4,751,644 at March 31,
     2000 and December 31, 1999, respectively                                        48                    48
   Additional paid-in capital                                                    12,983                12,964
   Retained earnings - substantially restricted                                  42,940                42,914
   Common stock acquired by Employee Stock Ownership Plan (ESOP)                 (3,812)               (3,862)
   Common stock acquired by Management Recognition Plan (MRP)                      (110)                 (125)
   Accumulated other comprehensive income,
     net of income taxes                                                           (993)                 (674)
                                                                              ---------             ---------
     Total stockholders' equity                                                  51,056                51,265
                                                                              ---------             ---------
                                                                              $ 664,129             $ 674,213
                                                                              =========             =========

The notes to unaudited consolidated financial statements are an integral part of this statement.

                      CENIT BANCORP, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                                                                               Three Months
                                                                                                   Ended
                                                                                                 March 31,
                                                                                        -----------------------
                                                                                        2000               1999
                                                                                        ----               ----
Interest and fees on loans                                                            $   9,132         $  9,445
Interest on mortgage-backed certificates                                                  1,429              273
Interest on investment securities                                                           776              770
Dividends and other interest income                                                         261              239
                                                                                      ---------         --------
   Total interest income                                                                 11,598           10,727
                                                                                      ---------         --------
Interest on deposits                                                                      4,261            4,198
Interest on borrowings                                                                    1,943            1,182
                                                                                      ---------         --------
   Total interest expense                                                                 6,204            5,380
                                                                                      ---------         --------
   Net interest income                                                                    5,394            5,347
Provision for loan losses                                                                    29               14
                                                                                      ---------         --------
   Net interest income after provision for loan losses                                    5,365            5,333
                                                                                      ---------         --------
Other income:
   Deposit fees                                                                             708              659
   Merchant processing fees                                                                 511              514
   Commercial mortgage brokerage fees                                                         -              158
   Gains on sales of loans, net                                                             132              240
   Other                                                                                    242              260
                                                                                      ---------         --------
     Total other income                                                                   1,593            1,831
                                                                                      ---------         --------

Other expenses:
   Salaries and employee benefits                                                         2,296            2,436
   Equipment, data processing and supplies                                                  808              747
   Net occupancy expense of premises                                                        572              526
   Merchant processing                                                                      391              429
   Professional fees                                                                        157              174
   Other                                                                                    563              563
                                                                                      ---------         --------
     Total other expenses                                                                 4,787            4,875
                                                                                      ---------         --------

Income before income taxes                                                                2,171            2,289
Provision for income taxes                                                                  782              824
                                                                                      ---------         --------
   Net income                                                                         $   1,389         $  1,465
                                                                                      =========         ========

Earnings per  share:
   Basic                                                                              $     .31         $    .32
                                                                                      =========         ========
   Diluted                                                                            $     .30         $    .31
                                                                                      =========         ========
Dividends per common share                                                            $     .15         $    .15
                                                                                      =========         ========



The notes to unaudited consolidated financial statements are an integral part of this statement.

                      CENIT BANCORP, INC. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                             (Dollars in thousands)

                                                                                               Three Months
                                                                                                   Ended
                                                                                                 March 31,
                                                                                       ------------------------
                                                                                         2000            1999
                                                                                         ----            ----
Net income                                                                             $  1,389         $ 1,465
                                                                                       --------         -------

Other comprehensive loss, before income taxes:
     Unrealized holding losses on securities available for
        sale arising during the period                                                     (514)           (323)
                                                                                       --------         -------
Other comprehensive loss, before income taxes                                              (514)           (323)

Income tax benefit related to items of other comprehensive loss                             195             122
                                                                                       --------         -------

Other comprehensive loss, net of income taxes                                              (319)           (201)
                                                                                       --------         -------

Comprehensive income                                                                   $  1,070         $ 1,264
                                                                                       ========         =======








The notes to unaudited consolidated financial statements are an integral part of this statement.

                      CENIT BANCORP, INC. AND SUBSIDIARIES

       UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        Three Months Ended March 31, 2000
                             (Dollars in thousands)

                                                                                         Common
                                                                                         Stock      Accumulated Other
                                     Common       Common      Additional                Acquired      Comprehensive
                                      Stock        Stock       Paid-In     Retained     by ESOP       Loss, Net of
                                     Shares       Amount       Capital     Earnings      and MRP      Income Taxes        Total
                                     ------       ------      ---------    --------      -------     --------------      ------

Balance, December 31, 1999        4,751,644       $ 48        $12,964      $42,914    $(3,987)       $  (674)          $ 51,265


Comprehensive income                      -          -              -        1,389         -            (319)             1,070


Cash dividends declared                   -          -              -       (1,363)        -               -             (1,363)


Exercise of stock options and
   related tax benefits               2,019          -             19            -         -               -                 19


Other                                     -          -              -            -        65               -                 65
                                    -------       ----        -------    -------      ------         -------           --------


Balance, March 31, 2000             4,753,663     $ 48        $12,983    $42,940      $(3,922)       $  (993)          $ 51,056
                                    =========     ====        =======    =======      =======        =======           ========





The notes to unaudited consolidated financial statements are an integral part of this statement.

                      CENIT BANCORP, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                                              Three months ended March 31,
                                                                              ----------------------------
                                                                              2000                    1999
                                                                              ----                    ----
Cash flows from operating activities:

   Net income                                                               $ 1,389                $ 1,465
   Add (deduct) items not affecting cash in the period:
     Provision for loan losses                                                   29                     14
     Amortization of loan yield adjustments                                     203                    178
     Depreciation, amortization and accretion, net                              463                    432
     Net gains on sales/disposals of:
        Loans                                                                  (132)                  (240)
        Real estate, property and equipment                                     (25)                   (45)
     Proceeds from sales of loans held for sale                               9,380                 17,340
     Originations of loans held for sale                                     (6,909)               (15,943)
     Change in assets/liabilities:
        Net (increase) decrease in interest receivable and other assets        (240)                   534
        Net increase (decrease) in other liabilities                            810                 (2,512)
                                                                           --------                -------
        Net cash provided by operating activities                             4,968                  1,223
                                                                           --------                -------
Cash flows from investing activities:
   Purchases of securities available for sale                                (5,538)               (11,136)
   Principal repayments on securities available for sale                      3,641                  2,279
   Proceeds from maturities of securities available for sale                  5,000                  4,000
   Net decrease (increase) in loans held for investment                       4,584                 (7,748)
   Net proceeds on sales of real estate owned                                   (21)                    57
   Additions to real estate                                                      (1)                     -
   Purchases of Federal Home Loan Bank stock                                   (250)                     -
   Redemption of Federal Home Loan Bank stock                                 1,300                    816
   Purchases of property and equipment                                         (116)                  (225)
                                                                           --------                -------
     Net cash used for investing activities                                   8,599                (11,957)
                                                                           --------                -------
Cash flows from financing activities:
   Proceeds from exercise of stock options and warrants                          12                      9
   Net increase (decrease) in deposits                                       33,565                 (6,543)
   Proceeds from Federal Home Loan Bank advances                             11,000                      -
   Repayment of Federal Home Loan Bank advances                             (58,000)                     -
   Common stock repurchases                                                       -                   (373)
   Net increase in securities sold under agreement
     to repurchase                                                            1,840                  3,103
   Cash dividends paid                                                         (681)                  (684)
   Other, net                                                                   456                    481
                                                                           --------                -------
        Net cash used for financing activities                              (11,808)                (4,007)
                                                                           --------                -------
Increase (decrease) in cash and cash equivalents                              1,759                (14,741)
Cash and cash equivalents, beginning of period                               30,462                 56,945
                                                                           --------                -------
Cash and cash equivalents, end of period                                  $  32,221               $ 42,204
                                                                           ========                =======
Supplemental disclosures of cash flow  information:
     Cash paid during the period for interest                             $   2,274               $  1,660
     Cash paid during the period for income taxes                                 -                    127
   Schedule of noncash investing and financing activities:

     Real estate acquired in settlement of loans                          $     122               $     76
     Loans to facilitate sale of real estate owned                              146                      -

The notes to unaudited consolidated financial statements are an integral part of this statement.

                                        5

                      CENIT BANCORP, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Note 1 - Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by accounting principles generally accepted in the United States. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month periods ended March 31, 2000 and 1999 are not necessarily indicative of results that may be expected for the entire year or any interim periods. Certain previously reported amounts have been reclassified to agree with the current presentation. The interim financial statements should be read in conjunction with the December 31, 1999 consolidated financial statements of CENIT Bancorp, Inc. (the "Company").

Note 2 - Per Share Data

    Basic earnings per share is calculated using weighted average shares outstanding. For the three month period ended March 31, 2000, weighted average shares used to compute basic earnings per share were 4,543,261. For the three months ended March 31, 1999, weighted average shares used to compute basic earnings per share were 4,566,074.

    Diluted earnings per share is calculated by adding common stock equivalents to the weighted average shares outstanding. For the three month period ended March 31, 2000, weighted average shares used to compute diluted earnings per share were 4,599,677. For the three months ended March 31, 1999, weighted average shares used to compute diluted earnings per share were 4,654,449.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

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

Financial Condition Of The Company

Total Assets

     At March 31, 2000, the Company had total assets of $664.1 million, compared to $674.2 million at December 31, 1999, a decrease of $10.1 million, or 1.5%.

Securities Available for Sale

     Securities available for sale totaled $134.7 million at March 31, 2000 and are comprised of mortgage-backed certificates, U. S. Treasury and other U. S. Government agency securities, and other debt securities. The net decrease of $3.6 million, or 2.6% from the December 31, 1999 balance of $138.3 million resulted primarily from $8.6 million in proceeds from maturities and principal repayments, offset partially by $5.5 million in purchases of available for sale securities.

Loans

     The balance of net loans decreased to $465.9 million at March 31, 2000 from $473.1 million at December 31, 1999, a decrease of $7.1 million or 1.5%. The decrease was primarily due to net portfolio paydowns and a decline in the Company's mortgage lending business caused by rises in mortgage lending rates. Permanent single-family mortgage loans held for investment and net held for sale balances decreased a total of $6.2 million, or 2.8%, from December 31, 1999 to March 31, 2000. In addition, for the three months ended March 31, 2000, mortgage loan originations totaled $46.2 million, down from $49.6 million for the three months ended December 31, 1999.

     The following table sets forth the composition of the Company's loans in dollar amounts and as a percentage of the Company's total gross loans held for investment at the dates indicated.

                                                           March 31, 2000                   December 31, 1999
                                                       ---------------------              ---------------------
                                                                        (Dollars in Thousands)
                                                       Amount        Percent              Amount        Percent
                                                       ------        -------              ------        -------
Real estate loans:
   Residential permanent 1- to 4-family:

     Adjustable rate                                  $ 147,705        29.23%           $  149,163        29.44%
     Fixed rate
       Conventional                                      66,812        13.22                69,055        13.63
       Guaranteed by VA or insured by FHA                 2,688          .53                 2,823          .56
                                                      ---------       ------            ----------       ------
     Total permanent 1- to 4-family                     217,205        42.98               221,041        43.63
   Residential permanent 5 or more family                 8,529         1.69                 8,082         1.59
                                                      ---------       ------            ----------       ------
     Total permanent residential loans                  225,734        44.67               229,123        45.22
                                                      ---------       ------            ----------       ------
   Commercial real estate loans:
     Hotels                                              10,615         2.10                10,711         2.11
     Office and warehouse facilities                     38,086         7.54                38,908         7.68
     Retail facilities                                   23,259         4.60                22,098         4.36
     Other                                               10,309         2.04                10,007         1.97
                                                      ---------       ------            ----------       ------
     Total commercial real estate loans                  82,269        16.28                81,724        16.12
                                                      ---------       ------            ----------       ------
   Construction loans:
     Residential 1- to 4-family                          48,747         9.65                48,912         9.65
     Residential 5 or more family                         2,866          .57                 9,616         1.90
     Nonresidential                                      13,476         2.67                 7,685         1.52
                                                      ---------       ------            ----------       ------
     Total construction loans                            65,089        12.89                66,213        13.07
                                                      ---------       ------            ----------       ------

   Land acquisition and development loans:

     Consumer lots                                        3,609          .71                 3,566          .70
     Acquisition and development                         18,632         3.69                18,065         3.57
                                                      ---------       ------            ----------       ------
     Total land acquisition and development
       loans                                             22,241         4.40                21,631         4.27
                                                      ---------       ------            ----------       ------
     Total real estate loans                            395,333        78.24               398,691        78.68
                                                      ---------       ------            ----------       ------
Consumer loans:
   Boats                                                  2,712          .54                 2,855          .56
   Home equity and second mortgage                       57,778        11.43                56,469        11.14
   Other                                                 11,704         2.32                11,968         2.37
                                                      ---------       ------            ----------       ------
     Total consumer loans                                72,194        14.29                71,292        14.07
                                                      ---------       ------            ----------       ------
Commercial business loans                                37,760         7.47                36,739         7.25
                                                      ---------       ------            ----------       ------
     Total loans                                        505,287       100.00%              506,722       100.00%
                                                      ---------       ======            ----------       ======
Less:
   Allowance for loan losses                              3,835                              3,860
   Undisbursed portion of construction and
     acquisition and development loans                   38,068                             34,714
   Unearned discounts, premiums, and
     loan fees, net                                      (1,442)                            (1,470)
                                                      ---------                         ----------
                                                         40,461                             37,104
                                                      ---------                         ----------
Total loans, net                                      $ 464,826                         $  469,618
                                                      =========                         ==========

Deposits

     Total deposits increased $33.6 million, or 7.2%, from $464.6 million at December 31, 1999 to $498.2 million at March 31, 2000. The Company experienced significant increases in both transaction deposits of $22.3 million, or 10.3%, and certificates of deposit of $11.3 million, or 4.6%. The increase in transaction deposits was primarily attributable to the Company's continued focus on growing this line of business as part of its banking initiatives. Certificates of deposit increased primarily as a result of a special retail promotion on 18 and 60 month certificates of deposit held in the first quarter of 2000.

Capital

     The Company's and the Bank's capital ratios exceeded applicable regulatory requirements at March 31, 2000.

     The Board of Directors of the Company previously gave the Company's management the discretion to repurchase up to 150,000 of the Company's shares. The Company is not obligated to conduct such a repurchase at all, and the Company's decision to do so, as well as the timing of any repurchase, will depend on a variety of factors. As of May 11, 2000, 102,000 shares had been repurchased under this discretionary authority. On April 24, 2000, the Board of Directors of the Company gave the Company's management, subject to regulatory approval, the discretion to repurchase up to an additional 233,283 of the Company's shares. No shares have been repurchased under the latter discretionary authority.

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

    The following table sets forth information about the Company's nonperforming loans, REO, and other repossessed assets at the dates indicated.



                                                                        March 31,                December 31,
                                                                           2000                     1999
                                                                       ------------              ------------
                                                                                  (Dollars in Thousands)
Nonperforming loans:
   Real estate loans:
     Permanent residential 1- to 4-family
       Nonaccrual                                                        $  174                     $    54
       Accruing loans 90 days or more past due                              718                          87
                                                                         ------                     -------
         Total                                                              892                         141
                                                                         ------                     -------

     Land acquisition and development:
       Nonaccrual                                                            48                          48
                                                                         ------                     -------
         Total                                                               48                          48
                                                                         ------                     -------
   Consumer loans:
       Nonaccrual

         Boats                                                                9                          10
         Home equity and second mortgage                                     34                          49
         Other                                                               26                          20
       Accruing loans 90 days or more past due                                1                           -
                                                                         ------                     -------
         Total                                                               70                          79
                                                                         ------                     -------
   Commercial business loans:
       Nonaccrual                                                            15                         111
                                                                         ------                     -------
         Total                                                               15                         111
                                                                         ------                     -------

Total nonperforming loans:
       Nonaccrual                                                           306                         292
       Accruing loans 90 or more days past due                              719                          87
                                                                         ------                     -------
         Total                                                            1,025                         379
Real estate owned, net                                                      217                         218
Other repossessed assets, net                                                 3                           6
                                                                         ------                     -------
   Total nonperforming assets, net                                        1,245                         603
   Total troubled debt restructurings                                         -                           -
                                                                         ------                     -------
Total nonperforming assets, net, and
   troubled debt restructurings                                          $1,245                     $   603
                                                                          =====                      ======

Total nonperforming assets, net, and troubled
   debt restructurings, to total assets                                     .19%                        .09%
                                                                            ===                         ===


   The increase in permanent residential 1- to 4-family accruing loans 90 or more days past due represents a single loan which is being serviced by a third party.


   Allowance for Loan Losses. The following table sets forth activity of the allowance for loan losses for the periods indicated.
                                                Three months ended March 31,
                                                ----------------------------
                                                   2000             1999
                                                   ----             ----
                                                   (Dollars in Thousands)

Balance at beginning of period                   $ 3,860          $ 4,024
Provision for loan losses                             29               14
Losses charged to allowance                          (76)            (108)
Recovery of prior losses                              22               14
                                                 -------          -------
Balance at end of period                         $ 3,835          $ 3,944
                                                 =======          =======

    The Company's coverage ratio (total allowance for loan losses to total nonperforming loans) was approximately four times, ten times, and three times the nonperforming loans at March 31, 2000, December 31, 1999, and March 31, 1999, respectively. For the three months ended March 31, 2000 and March 31, 1999, the difference between the provision for loan losses and net loans charged off during the respective period relates primarily to loan types in which the Bank is no longer active and for which provisions for loan losses have previously been made. Management believes that these provisions are adequate.

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


                                                        For the Three Months             For the Three Months
                                                                Ended                            Ended
                                                           March 31, 2000                      March 31, 1999
                                                    ----------------------------     ----------------------------
                                                    Average               Yield/     Average               Yield/
                                                    Balance   Interest     Cost      Balance   Interest     Cost
                                                    -------   --------    ------     -------   --------    ------
                                                                             (Dollars in thousands)
Interest-earning assets:
    Loans (1)                                      $  470,134  $  9,132      7.77%  $  500,197  $  9,445      7.55%
    Mortgage-backed certificates                       83,241     1,429      6.87       14,572       273      7.49
    Investment securities                              54,816       776      5.66       52,883       770      5.82
    Federal funds sold                                  9,827       138      5.62       12,469       146      4.68
    Federal Home Loan Bank stock                        6,402       123      7.69        5,011        93      7.42
                                                   ----------  --------             ----------  --------
       Total interest-earning assets                  624,420    11,598      7.43      585,132    10,727      7.33
                                                   ----------  --------             ----------  --------

Noninterest-earning assets:
    Real estate owned, net                                185                              386
    Other                                              36,798                           37,777
                                                   ----------                       ----------
       Total noninterest-earning assets                36,983                           38,163
                                                   ----------                       ----------
         Total assets                              $  661,403                       $  623,295
                                                   ==========                       ==========

Interest-bearing liabilities:
    Passbook and statement savings                 $   31,786  $    190      2.40   $   35,989  $    218      2.42
    Checking accounts                                  41,526       147      1.42       37,833       134      1.42
    Money market deposit accounts                      79,839       711      3.56       74,802       626      3.35
    Certificates of deposit                           253,136     3,212      5.08      258,414     3,220      4.98
                                                   ----------  --------             ----------  --------
       Total interest-bearing deposits                406,287     4,260      4.19      407,038     4,198      4.13
                                                   ----------  --------             ----------  --------
    Advances from the Federal Home

       Loan Bank                                      122,253     1,773      5.80       81,500     1,037      5.09
    Securities sold under agreements
       to repurchase                                   14,507       171      4.71       15,208       145      3.81
                                                   ----------  --------             ----------  --------
       Total borrowings                               136,760     1,944      5.69       96,708     1,182      4.89
                                                   ----------  --------             ----------  --------
       Total interest-bearing liabilities             543,047     6,204      4.57      503,746     5,380      4.27
                                                   ----------  --------             ----------  --------

Noninterest-bearing liabilities:
    Deposits                                           61,964                           64,187
    Other liabilities                                   5,268                            5,610
                                                   ----------                       ----------
       Total noninterest-bearing liabilities           67,232                           69,797
                                                   ----------                       ----------
         Total liabilities                            610,279                          573,543
                                                   ----------                       ----------

Stockholders' equity                                   51,124                           49,752
                                                   ----------                       ----------
Total liabilities and stockholders' equity         $  661,403                       $  623,295
                                                   ==========                       ==========

Net interest income/interest rate spread                       $  5,394      2.86%              $  5,347      3.06%
                                                               ========                         ========

Net interest position/net interest margin          $   81,373                3.46%  $   81,386                3.66%
                                                   ==========                       ==========

Ratio of average interest-earning assets to
    average interest-bearing liabilities               114.98%                      116.16%
                                                       ======                       ======

(1) Includes nonaccrual loans and loans held for sale.

                                       12

Comparison of Operating Results for the Three Months Ended March 31, 2000 and March 31, 1999.

General

    The Company's pre-tax income decreased $118,000 to $2.2 million for the three months ended March 31, 2000 from $2.3 million for the three months ended March 31, 1999. The decrease was primarily attributed to a $238,000 decrease in other income offset by an $88,000 decrease in other expense. Net interest income remained substantially the same for the first quarter of 2000 compared to the first quarter of 1999.

Net Interest Income

    The Company's interest income before provision for loan losses increased $871,000 or 8.1% to $11.6 million for the first quarter of 2000 compared to $10.7 million for the first quarter of 1999. This increase was substantially offset by an increase of $824,000, or 15.3% in interest expense for the first quarter of 2000 compared to the same period in 1999.

     Interest on loans decreased $0.3 million, or 3.3%, to $9.1 million for the first quarter 2000 compared to $9.4 million for the same period in 1999. While the average loan yield increased to 7.77% for the first three months of 2000 as compared to 7.55% for the same period in 1999, the average loan balance decreased $30.1 million to $470.1 million in the first quarter of 2000. The decrease in the average loan balance was attributable, in part, to net portfolio paydowns and the decline in mortgage lending activity as a result of the higher interest rate environment. The higher interest rate environment also contributed to the increased loan yields in the first three months of 2000 compared to the same period in 1999.

    Interest on the Company's portfolio of mortgage-backed certificates increased $1.2 million, to $1.4 million for the quarter ended March 31, 2000 from $273,000 for the comparable 1999 period. The average balance of the portfolio increased $68.7 million from $14.6 million in the first quarter of 1999 to $83.2 million in the first quarter of 2000. This increase was primarily attributable to the purchase of $51.8 million in mortgage-backed securities in the third quarter of 1999.

    Interest on deposits increased by $63,000, or 1.5%, for the quarter ended March 31, 2000 compared to the quarter ended March 31,1999. The overall average balance of interest-bearing deposits decreased by $751,000. The average balance of certificates of deposit decreased by $5.3 million, or 2.0%, while interest-bearing checking, savings and money market deposits increased by $4.5 million, or 3.0%, for the first quarter of 2000 compared to the same period in 1999. The average cost of deposits increased to 4.19% for the first three months of 2000 compared to 4.13% for the first three months of 1999. The higher interest rate environment and a special certificates of deposit promotion held in the first quarter of 2000 contributed to the increase in the average cost of deposits.

    Interest on borrowings increased $761,000 for the three months ended March 31, 2000 compared to the same period in 1999. This increase was substantially due to a $40.8 million increase in the average balance of FHLB advances to $122.3 million for the first quarter of 2000 compared to $81.5 million for the comparable period in 1999. The average cost of borrowings for the first quarter of 2000 increased to 5.69% from 4.89% for the same period in 1999. A major factor contributing to this increase was the conversion of a $60 million, 5.18% fixed rate advance outstanding during the first quarter of 1999 to an average variable rate of 5.80% in the first quarter of 2000.

Provision for Loan Losses

    The Company's provision for loan losses remained substantially the same for the three months ended March 31, 2000 as compared to the same period in 1999. Net loans charged off during the three months ended March 31, 2000 were $54,000 compared to $94,000 for the comparable 1999 period.

Other Income

     Total other income decreased by $238,000, or 13.0%, for the first quarter of 2000 compared to the same period in 1999. The decrease is primarily due to a $158,000 decrease in commercial mortgage brokerage fees and a $108,000 decrease in gains on sales of loans. Higher interest rates adversely impacted mortgage originations resulting in lower volumes of loans sold in the first quarter of 2000 compared to the same quarter in 1999. Commercial mortgage brokerage fees fluctuate significantly from quarter-to-quarter depending on the balances of loans brokered. In the first quarter of 2000, there were no commercial mortgages brokered and therefore no related fee income.

    Deposit fees and net merchant processing income increased $49,000, or 7.4%, and $35,000, or 41.2%, respectively, for the first quarter of 2000 compared to the first quarter of 1999.

Other Expenses

    Total other expense decreased by $88,000 or 1.8%, for the three months ended March 31, 2000 compared to the same period in 1999. The decrease was primarily due to a decrease in commission expense related to the lower volume of loan originations and brokered loans discussed above.

Liquidity

     The principal sources of funds for the Company for the three months ended March 31, 2000 included a $33.6 million increase in deposits, $9.4 million in proceeds from the sale of loans, $8.6 million in proceeds from principal repayments and maturities of securities available for sale, a $4.6 million decrease in loans held for investment, $11 million of advances from the FHLB, and a $1.3 million redemption of Federal Home Loan Bank stock. Funds were used primarily to repay $58.0 million in FHLB advances, to originate loans held for sale of $6.9 million, and to fund purchases of securities available for sale of $5.5 million.

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

    All savings institutions, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At March 31, 2000 and December 31, 1999, the Bank exceeded the required liquid asset ratio of 4.0%.

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

Market Risk Management

    The Company's primary market risk exposure is interest rate risk. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of the Company's interest-earning assets and interest-bearing liabilities. There were no material changes in the Company's market risk management strategy, as stated in the Company's 1999 annual report, during the first three months of 2000.

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

                                           CENIT BANCORP, INC.




DATE:  May 12, 2000                        /S/ Michael S. Ives
                                           ----------------------------
                                           Michael S. Ives
                                           President and Chief Executive Officer



DATE:  May 12, 2000                       /S/ John O. Guthrie
                                           -----------------------------
                                           John O. Guthrie
                                           Senior Vice President and
                                           Chief Financial Officer