Form 10-Q
period 2000-06-30
CENIT BANCORP INC
filed 2000-08-14
CIK 877834

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended June 30, 2000                Commission File Number 0-20378

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

                           YES   X                                   NO
                               -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.01 Par Value                                4,551,164
                                                      ------------------------
       Title of Class                             Number of Shares Outstanding
                                                       as of August 9, 2000

                       CENIT BANCORP, INC. AND SUBSIDIARY

                                    Contents

------------------------------------------------------------------------------

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1

   Financial Statements

Consolidated Statement of Financial Condition as of June 30, 2000 (Unaudited)
and December 31, 1999........................................................ 1

Unaudited Consolidated Statement of Operations for the Three Months and
Six Months ended June 30, 2000 and June 30, 1999............................. 2

Unaudited Consolidated Statement of Comprehensive Income for the Six
Months Ended June 30, 2000 and June 30, 1999..................................3

Unaudited Consolidated Statement of Changes in Stockholders' Equity for
the Six Months ended June 30, 2000............................................4

Unaudited Consolidated Statement of Cash Flows for the Six Months
ended June 30, 2000 and June 30, 1999.........................................5

Notes to Unaudited Consolidated Financial Statements..........................6

Item 2

   Management's Discussion and Analysis of Financial Condition and Results
   of Operations..............................................................6

Item 3

   Quantitative and Qualitative Disclosures About Market Risk................16

PART II - OTHER INFORMATION

Item 1

   Legal Proceedings.........................................................17

Item 2

   Changes in Securities.....................................................17

Item 3

   Defaults Upon Senior Securities...........................................17

Item 4

   Submission of Matters to a Vote of Security Holders.......................17

Item 5

   Other Information.........................................................17

Item 6

   Exhibits and Reports on Form 8-K..........................................17

Signatures...................................................................17

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                                     CENIT BANCORP, INC. AND SUBSIDIARY

                                   CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                   (Dollars in thousands, except per share data)

                                                      ASSETS

                                                                             (Unaudited)
                                                                           June 30, 2000        December 31, 1999
                                                                           -------------        -----------------

Cash                                                                          $  25,626             $  17,554
Federal funds sold                                                               10,964                12,908
Securities available for sale at fair value (adjusted
   cost of $111,190 and $139,386, respectively)                                 109,614               138,298
Loans, net:
   Held for investment                                                          475,545               469,618
   Held for sale                                                                  3,990                 3,456
Interest receivable                                                               4,041                 4,067
Real estate owned, net                                                               69                   218
Federal Home Loan Bank stock, at cost                                             6,050                 7,100
Property and equipment, net                                                      13,375                13,757
Goodwill and other intangibles, net                                               3,118                 3,293
Other assets                                                                      3,639                 3,944
                                                                              ---------             ---------
                                                                              $ 656,031             $ 674,213
                                                                              =========             =========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits:
     Noninterest-bearing                                                      $  88,677             $  64,491
     Interest-bearing                                                           412,098               400,127
                                                                              ---------             ---------
        Total deposits                                                          500,775               464,618
   Advances from the Federal Home Loan Bank                                      86,000               142,000
   Securities sold under agreements to repurchase                                15,006                13,233
   Advance payments by borrowers for taxes and insurance                            754                   565
   Other liabilities                                                              3,097                 2,532
                                                                              ---------             ---------
        Total liabilities                                                       605,632               622,948
                                                                              ---------             ---------
Stockholders' equity:
   Preferred stock, $.01 par value; authorized 3,000,000
     shares; none outstanding                                                         -                     -
   Common stock, $.01 par value; authorized 7,000,000 shares;
     issued and outstanding 4,623,498 and 4,751,644 shares
     at June 30, 2000 and December 31, 1999, respectively                            46                    48
   Additional paid-in capital                                                    11,366                12,964
   Retained earnings - substantially restricted                                  43,824                42,914
   Common stock acquired by Employee Stock Ownership Plan (ESOP)                 (3,761)               (3,862)
   Common stock acquired by Management Recognition
     Plan (MRP)                                                                     (99)                 (125)
   Accumulated other comprehensive (loss) income,
     net of income taxes                                                           (977)                 (674)
                                                                              ---------             ---------
     Total stockholders' equity                                                  50,399                51,265
                                                                              ---------             ---------
                                                                              $ 656,031             $ 674,213
                                                                              =========             =========


The notes to unaudited consolidated financial statements are an integral part of this statement.

                                         CENIT BANCORP, INC. AND SUBSIDIARY

                                   UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                                    (Dollars in thousands, except per share data)

                                                                Three months                        Six Months
                                                                    Ended                             Ended
                                                            --------------------             ----------------------
                                                                  June 30,                           June 30,
                                                            2000            1999              2000             1999
                                                            ----            ----              ----             ----

Interest and fees on loans                              $  9,322       $   9,198         $  18,454        $  18,643
Interest on mortgage-backed certificates                   1,406             258             2,834              532
Interest on investment securities                            665             809             1,441            1,579
Dividends and other interest income                          258             303               520              541
                                                        --------       ---------         ---------        ---------
     Total interest income                                11,651          10,568            23,249           21,295
                                                        --------       ---------         ---------        ---------
Interest on deposits                                       4,498           4,170             8,758            8,367
Interest on borrowings                                     1,770           1,154             3,714            2,336
                                                        --------       ---------         ---------        ---------
     Total interest expense                                6,268           5,324            12,472           10,703
                                                        --------       ---------         ---------        ---------
     Net interest income                                   5,383           5,244            10,777           10,592
Provision for loan losses                                      -              22                29               36
                                                        --------       ---------         ---------        ---------
     Net interest income after provision
                  for loan losses                          5,383           5,222            10,748           10,556
                                                        --------       ---------         ---------        ---------
Other income:
     Deposit fees                                            666             624             1,374            1,283
     Merchant processing fees                                607             677             1,117            1,191
     Commercial mortgage brokerage fees                        2              10                 2              168
     Gains on sales of loans and securities, net             144             192               275              432
     Other                                                   217             321               461              580
                                                        --------       ---------         ---------        ---------
                  Total other income                       1,636           1,824             3,229            3,654
                                                        --------       ---------         ---------        ---------

Other expenses:
     Salaries and employee benefits                        1,971           2,134             4,267            4,571
     Equipment, data processing and supplies                 786             744             1,593            1,491
     Net occupancy expense of premises                       556             522             1,128            1,048
     Merchant processing                                     464             553               854              982
     Professional fees                                       188             217               345              391
     Expenses, gains/losses on sales and provision
       for losses on real estate owned, net                   33              27                39               35
     Other                                                   610             643             1,170            1,197
                                                        --------       ---------         ---------        ---------
                  Total other expenses                     4,608           4,840             9,396            9,715
                                                        --------       ---------         ---------        ---------

Income before income taxes                                 2,411           2,206             4,581            4,495
Provision for income taxes                                   868             794             1,649            1,618
                                                        --------       ---------         ---------        ---------

     Net income                                         $  1,543       $   1,412         $   2,932        $   2,877
                                                        ========       =========         =========        =========
Earnings per share:
     Basic                                              $    .34       $     .31         $     .65        $     .63
                                                        ========       =========         =========        =========
     Diluted                                            $    .34       $     .30         $     .64        $     .62
                                                        ========       =========         =========        =========

Dividends per common share                              $    .15       $     .15         $     .30        $     .30
                                                        ========       =========         =========        =========

[FN]
The notes to unaudited consolidated financial statements are an integral part of this statement.

                                          CENIT BANCORP, INC. AND SUBSIDIARY

                               UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                (Dollars in thousands)

                                                                                                Six Months
                                                                                                   Ended
                                                                                                 June 30,
                                                                                       -------------------------
                                                                                         2000              1999
                                                                                        ------            ------

Net income                                                                             $  2,932          $ 2,877
                                                                                       --------          -------

Other comprehensive income (loss), before income taxes:
   Unrealized gains (losses) on securities available for sale
     Unrealized holding losses arising during the period                                   (504)            (952)
     Less: reclassification adjustment for gains included in net income                      16                -
                                                                                       --------          -------

Other comprehensive loss, before income taxes                                              (488)            (952)

Income tax benefit related to items of other comprehensive loss                             185              362
                                                                                       --------          -------

Other comprehensive loss, net of income taxes                                              (303)            (590)
                                                                                       --------          -------

Comprehensive income                                                                   $  2,629          $ 2,287
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



                                          CENIT BANCORP, INC. AND SUBSIDIARY

                          UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                            Six Months Ended June 30, 2000
                                                (Dollars in thousands)

                                                                                              Accumulated
                                                                                   Common       Other
                                                                                    Stock     Comprehensive
                                               Common      Additional             Acquired    Income (Loss),
                                 Common         Stock       Paid-In   Retained     by ESOP    Net of Income
                               Stock Shares    Amount       Capital   Earnings     and MRP       Taxes        Total
                               ------------    ------      ---------  --------     -------     ---------     --------
Balance, December 31, 1999        4,751,644      $ 48      $12,964    $42,914     $(3,987)     $ (674)      $ 51,265


Comprehensive income                      -         -            -      2,932          -         (303)         2,629


Cash dividends declared                   -         -            -     (2,022)         -            -         (2,022)


Exercise of stock options and
 related tax benefits                 4,854        (1)          39          -           -           -             38


Stock repurchases                  (133,000)       (1)      (1,604)         -           -           -         (1,605)


Other                                     -         -          (33)         -         127           -             94
                                  ---------      ----      -------    -------     -------      ------       --------


Balance, June 30, 2000            4,623,498      $ 46      $11,366    $43,824     $(3,860)     $ (977)      $ 50,399
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


                                        CENIT BANCORP, INC. AND SUBSIDIARY

                                  UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                                              (Dollars in thousands)

                                                                              Six months ended June 30,
                                                                             --------------------------
                                                                              2000               1999
                                                                              ----               ----
Cash flows from operating activities:

   Net income                                                            $   2,932           $  2,877
   Add (deduct) items not affecting cash in the period:
     Provision for loan losses                                                  29                 36
     Provision for losses on real estate owned                                  26                 22
     Amortization of loan yield adjustments                                    442                349
     Depreciation, amortization and accretion, net                             923                855
     Net gains on sales/disposals of:
        Securities                                                             (16)                 -
        Loans                                                                 (259)              (432)
        Real estate, property and equipment                                    (56)               (96)
     Proceeds from sales of loans held for sale                             17,867             33,430
     Originations of loans held for sale                                   (18,149)           (32,438)
     Change in assets/liabilities:
        Decrease in interest receivable and other assets                       439                206
        Increase (decrease) in other liabilities                               154             (3,136)
                                                                         ---------           --------
        Net cash provided by operating activities                            4,332              1,673
                                                                         ---------           --------
Cash flows from investing activities:

   Purchases of securities available for sale                               (5,538)           (31,925)
   Principal repayments on securities available for sale                     7,553              3,876
   Proceeds from maturities of securities available for sale                 8,000              9,350
   Proceeds from sales of securities available for sale                     18,193                  -
   Net (increase) decrease in loans held for investment                     (6,230)            11,321
   Net proceeds on sales of real estate owned                                  (40)               215
   Additions to real estate owned                                               (5)                 -
   Purchases of Federal Home Loan Bank stock                                  (250)              (400)
   Redemption of Federal Home Loan Bank stock                                1,300              1,566
   Proceeds from sale of property and equipment                                 11                  1
   Purchases of property and equipment                                        (341)              (456)
                                                                         ---------           --------
     Net cash provided by (used for) investing activities                   22,653             (6,452)
                                                                         ---------           --------
Cash flows from financing activities:
   Proceeds from exercise of stock options and warrants                         22                 77
   Net increase (decrease) in deposits                                      36,157            (15,620)
   Proceeds from Federal Home Loan Bank advances                            48,000             41,000
   Repayment of Federal Home Loan Bank advances                           (104,000)           (41,000)
   Common stock repurchases                                                 (1,605)              (373)
   Net increase in securities sold under agreement
     to repurchase and federal funds purchased                               1,773              3,738
   Cash dividends paid                                                      (1,360)            (1,370)
   Other, net                                                                  156                143
                                                                         ---------           --------
        Net cash used for financing activities                             (20,857)           (13,405)
                                                                         ---------           --------
Increase (decrease) in cash and cash equivalents                             6,128            (18,184)
Cash and cash equivalents, beginning of period                              30,462             56,945
                                                                         ---------           --------
Cash and cash equivalents, end of period                                 $  36,590           $ 38,761
                                                                         =========           ========
Supplemental disclosures of cash flow  information:
   Cash paid during the period for interest                              $   4,489           $  3,244
   Cash paid during the period for income taxes                              1,471              1,882
Schedule of noncash investing and financing activities:

   Real estate acquired in settlement of loans                           $     122           $    199
   Loans to facilitate sale of real estate owned                               144                  -





The notes to unaudited consolidated financial statements are an integral part of this statement.

                       CENIT BANCORP, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Note 1 - Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by accounting principles generally accepted in the United States. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six month periods ended June 30, 2000 and 1999 are not necessarily indicative of results that may be expected for the entire year or any interim periods. Certain previously reported amounts have been reclassified to agree with the current presentation. The interim financial statements should be read in conjunction with the December 31, 1999 consolidated financial statements of CENIT Bancorp, Inc. (the "Company").

Note 2 - Per Share Data

    Basic earnings per share is calculated using weighted average shares outstanding. For the six month and three month period ended June 30, 2000, weighted average shares used to compute basic earnings per share were 4,516,812 and 4,490,362, respectively. For the six months and three months ended June 30, 1999, weighted average shares used to compute basic earnings per share were 4,750,589 and 4,575,103, respectively.

    Diluted earnings per share is calculated by adding common stock equivalents to the weighted average shares outstanding. For the six month and three month period ended June 30, 2000, weighted average shares used to compute diluted earnings per share were 4,567,611 and 4,535,545, respectively. For the six months and three months ended June 30, 1999, weighted average shares used to compute diluted earnings per share were 4,655,412 and 4,656,375, respectively.



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

Financial Condition Of The Company

Total Assets

     At June 30, 2000, the Company had total assets of $656.0 million, compared to $674.2 million at December 31, 1999, a decrease of $18.2 million, or 2.7%.

Securities Available for Sale

     Securities available for sale totaled $109.6 million at June 30, 2000 and are comprised of mortgage-backed certificates, U. S. Government agency securities, and other debt securities. The net decrease of $28.7 million, or 20.7% from the December 31, 1999 balance of $138.3 million resulted primarily from the sale of $18.2 million of investment and mortgage-backed securities and $15.6 million in maturities and principal repayments, offset partially by $5.5 million in purchases. The securities sold consisted of $11.0 million in United States Treasury and Agency securities and $7.2 million in adjustable rate mortgage-backed securities with average yields of 5.9% and 7.7%, respectively.

Loans

     The balance of net loans held for investment increased to $475.5 million at June 30, 2000 from $469.6 million at December 31, 1999, an increase of $5.9 million or 1.3%. The increase was primarily due to an $8.6 million increase in the Company's "Core Banking Loans," which consist of its loans held for investment portfolio other than first mortgage single-family loans. The Company's focus on Core Banking Loans growth has resulted in Core Banking Loans representing 54% of gross loans at June 30, 2000 as compared to 53% and 51% at December 31, 1999 and June 30, 1999, respectively. The increase in Core Banking Loans was partially offset by a $2.8 million decrease in single- family residential loans.

    The following table sets forth the composition of the Company's loans in dollar amounts and as a percentage of the Company's total loans held for investment at the dates indicated.

                                                           June 30, 2000                   December 31, 1999
                                                       ---------------------             ----------------------
                                                                         (Dollars in Thousands)

                                                       Amount        Percent              Amount        Percent
                                                       ------        -------              ------        -------
Real estate loans:
   Residential permanent 1- to 4-family:

     Adjustable rate                                 $  150,107       28.92%            $  149,163       29.44%
     Fixed rate
       Conventional                                      65,666       12.65                 69,055       13.63
       Guaranteed by VA or insured by FHA                 2,516         .48                  2,823         .56
                                                     ----------      ------             ----------      ------
     Total permanent 1- to 4-family                     218,289       42.05                221,041       43.63
   Residential permanent 5 or more family                 8,423        1.62                  8,082        1.59
                                                     ----------      ------             ----------      ------
     Total permanent residential loans                  226,712       43.67                229,123       45.22
                                                     ----------      ------             ----------      ------
   Commercial real estate loans:
     Hotels                                               7,914        1.53                 10,711        2.11
     Office and warehouse facilities                     39,312        7.57                 38,908        7.68
     Retail facilities                                   24,518        4.72                 22,098        4.36
     Other                                                8,522        1.64                 10,007        1.97
                                                     ----------      ------             ----------      ------
     Total commercial real estate loans                  80,266       15.46                 81,724       16.12
                                                     ----------      ------             ----------      ------
   Construction loans:
     Residential 1- to 4-family                          50,635        9.75                 48,912        9.65
     Residential 5 or more family                         7,718        1.49                  9,616        1.90
     Nonresidential                                      14,711        2.83                  7,685        1.52
                                                     ----------      ------             ----------      ------
     Total construction loans                            73,064       14.07                 66,213       13.07
                                                     ----------      ------             ----------      ------

   Land acquisition and development loans:

     Consumer lots                                        3,755         .72                  3,566         .70
     Acquisition and development                         20,534        3.96                 18,065        3.57
                                                     ----------      ------             ----------      ------
     Total land acquisition and development
       loans                                             24,289        4.68                 21,631        4.27
                                                     ----------      ------             ----------      ------
     Total real estate loans                            404,331       77.88                398,691       78.68
                                                     ----------      ------             ----------      ------
Consumer loans:
   Boats                                                  2,454         .47                  2,855         .56
   Home equity and second mortgage                       59,721       11.50                 56,469       11.14
   Other                                                 13,029        2.52                 11,968        2.37
                                                     ----------      ------             ----------      ------
     Total consumer loans                                75,204       14.49                 71,292       14.07
                                                     ----------      ------             ----------      ------
Commercial business loans                                39,628        7.63                 36,739        7.25
                                                     ----------      ------             ----------      ------
     Total loans                                        519,163      100.00%               506,722      100.00%
                                                     ----------      ======             ----------      ======
Less:
   Allowance for loan losses                              3,842                              3,860
   Undisbursed portion of construction and
     acquisition and development loans                   41,279                             34,714
   Unearned discounts, premiums, and loan fees, net      (1,503)                            (1,470)
                                                     ----------                         ----------
                                                         43,618                             37,104
                                                     ----------                         ----------
Total loans, net                                     $  475,545                         $  469,618
                                                     ==========                         ==========


Deposits

    Total deposits increased $36.2 million, or 7.8%, from $464.6 million at December 31, 1999 to $500.8 million at June 30, 2000. This increase was mainly attributed to the growth in checking, savings and money market deposits (collectively, "Transaction Deposits") of $31.1 million, or 14.3%. The noninterest-bearing portion of Transaction Deposits grew $24.2 million, or 37.5%, while interest-bearing savings, checking and money market deposits grew $6.9 million, or 4.5%. The Company continues to focus on growing Transaction Deposits as part of its banking initiatives. Transaction Deposits as of June 30, 2000 represented 50% of total deposits compared to 47% at December 31, 1999.

Capital

    The Company's and the Bank's capital ratios exceeded applicable regulatory requirements at June 30, 2000.

    On April 24, 2000, the Board of Directors of the Company gave the Company's management authorization to repurchase approximately 233,000 of the Company's common stock (the "2000 Authorization") to supplement the remaining balance of the July, 1999 authorization to repurchase 150,000 shares (the "1999 Authorization"). During the second quarter of 2000, the Company completed the repurchase of shares under the 1999 Authorization and repurchased 45,000 shares under the 2000 Authorization. Through August 9, 2000, the Company repurchased an additional 74,500 shares. The Company is not obligated to conduct the repurchases to the full extent of this authorization, and the decision to do so, as well as the timing of any repurchase, will depend on a variety of factors.

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

    The following table sets forth information about the Company's nonperforming loans, REO, and other repossessed assets at the dates indicated.

                                                                        June 30,                 December 31,
                                                                         2000                       1999
                                                                       ---------                 ----------
                                                                              (Dollars in Thousands)
Nonperforming loans:
   Real estate loans:
     Permanent residential 1- to 4-family
       Nonaccrual                                                        $  185                     $    54
       Accruing loans 90 days or more past due                              680                          87
                                                                         ------                     -------
         Total                                                              865                         141
                                                                         ------                     -------

   Construction loans:
     Nonaccrual                                                              85                           -
                                                                         ------                     -------
       Total                                                                 85                           -
                                                                         ------                     -------

   Land acquisition and development loans:

       Nonaccrual                                                            48                          48
                                                                         ------                     -------
         Total                                                               48                          48
                                                                         ------                     -------

   Consumer loans:
       Nonaccrual

         Boats                                                                8                          10
         Home equity and second mortgage                                     34                          49
         Other                                                               17                          20
                                                                         ------                     -------
         Total                                                               59                          79
                                                                         ------                     -------

   Commercial business loans:
       Nonaccrual                                                            13                         111
                                                                         ------                     -------
         Total                                                               13                         111
                                                                         ------                     -------

Total nonperforming loans:
       Nonaccrual                                                           390                         292
       Accruing loans 90 or more days past due                              680                          87
                                                                         ------                     -------
         Total                                                            1,070                         379

Real estate owned, net                                                       69                         218
Other repossessed assets, net                                                 -                           6
                                                                         ------                     -------

   Total nonperforming assets, net                                       $1,139                     $   603
                                                                         ======                     =======

   Total troubled debt restructurings                                         -                           -
                                                                         ------                     -------

   Total nonperforming assets, net, and
     troubled debt restructurings                                        $1,139                     $   603
                                                                         ======                     =======

   Total nonperforming assets, net, and troubled
     debt restructurings, to total assets                                   .17%                        .09%
                                                                         ======                     =======


     Allowance for Loan Losses. The following table sets forth activity of the allowance for loan losses for the periods indicated.

                                               Six months ended June 30,
                                          ----------------------------------
                                            2000                        1999
                                          -------                     -------
                                                 (Dollars in Thousands)

Balance at beginning of period            $ 3,860                     $ 4,024
Provision for loan losses                      29                          36
Losses charged to allowance                   (87)                       (195)
Recovery of prior losses                       40                          24
                                          -------                     -------
Balance at end of period                  $ 3,842                     $ 3,889
                                          =======                     =======

     The Company's coverage ratio (total allowance for loan losses to total nonperforming loans) was approximately three times, ten times, and three times the nonperforming loans at June 30, 2000, December 31, 1999, and June 30, 1999, respectively. For the six months ended June 30, 2000 and June 30, 1999, the difference between the provision for loan losses and net loans charged off during the respective period relates primarily to loan types in which the Bank is no longer active and for which provisions for loan losses have previously been made. Management believes that these provisions are adequate.

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


                                                    For the Three Months                 For the Three Months
                                                            Ended                                Ended
                                                        June 30, 2000                        June 30, 1999
                                                ----------------------------         ----------------------------
                                                Average                Yield/        Average                Yield/
                                                Balance   Interest      Cost         Balance   Interest      Cost
                                                -------   --------     -----         -------   --------     -----
                                                                     (Dollars in thousands)

Interest-earning assets:
     Loans (1)                               $  471,974    $ 9,322      7.90%      $  487,072   $  9,198      7.55%
     Mortgage-backed certificates                81,313      1,406      6.92           14,209        258      7.27
     Investment securities                       47,331        665      5.62           56,312        809      5.75
     Federal funds sold                           9,085        142      6.25           19,456        230      4.73
     Federal Home Loan Bank stock                 6,050        116      7.67            3,882         73      7.52
                                             ----------    -------                 ----------   --------
        Total interest-earning assets           615,753     11,651      7.57          580,931     10,568      7.28
                                             ----------    -------                 ----------   --------

Noninterest-earning assets:
     REO                                            123                                   375
     Other                                       37,402                                37,488
                                             ----------                            ----------
        Total noninterest-earning assets         37,525                                37,863
                                             ----------                            ----------
             Total assets                    $  653,278                            $  618,794
                                             ==========                            ==========

Interest-bearing liabilities:
     Passbook and statement savings          $   31,804        189      2.38%      $   35,079        213      2.43%
     Checking accounts                           43,648        148      1.36           40,683        149      1.47
     Money market deposit accounts               81,528        742      3.64           72,802        623      3.42
     Certificates of deposit                    255,117      3,419      5.36          256,105      3,185      4.97
                                             ----------    -------                 ----------   --------
        Total interest-bearing deposits         412,097      4,498      4.37          404,669      4,170      4.12
                                             ----------    -------                 ----------   --------
     Advances from the Federal Home

        Loan Bank                                99,516      1,574      6.33           75,319        973      5.17
     Securities sold under agreements
        to repurchase                            14,914        196      5.26           18,314        181      3.95
                                             ----------    -------                 ----------   --------
        Total borrowings                        114,430      1,770      6.19           93,633      1,154      4.93
                                             ----------    -------                 ----------   --------
        Total interest-bearing liabilities      526,527      6,268      4.76          498,302      5,324      4.27
                                             ----------    -------                 ----------   --------

Noninterest-bearing liabilities:
     Deposits                                    70,907                                65,353
     Other liabilities                            5,018                                 5,012
                                             ----------                            ----------
        Total noninterest-bearing liabilities    75,925                                70,365
                                             ----------                            ----------
             Total liabilities                  602,452                               568,667
                                             ----------                            ----------

Stockholders' equity                             50,826                                50,127
                                             ----------                            ----------
Total liabilities and stockholders' equity   $  653,278                            $  618,794
                                             ==========                            ==========

Net interest income/interest rate spread                   $ 5,383      2.81%                   $  5,244      3.01%
                                                           =======      ====                    ========      ====

Net interest position/net interest margin    $   89,226                 3.50%      $   82,629                 3.61%
                                             ==========                 ====       ==========                 ====

Ratio of average interest-earning assets to
     average interest-bearing liabilities        116.95%                               116.58%
                                                 ======                                ======

(1) Includes nonaccrual loans and loans held for sale.


                                                     For the Six Months                   For the Six Months
                                                            Ended                                Ended
                                                        June 30, 2000                        June 30, 1999
                                             -------------------------------       -------------------------------
                                              Average                 Yield/        Average                 Yield/
                                              Balance     Interest     Cost         Balance    Interest      Cost
                                             ----------  ---------    ------       ---------   --------     ------
                                                                     (Dollars in thousands)
Interest-earning assets:
     Loans (1)                               $  471,054   $ 18,454      7.84%      $  493,598  $  18,643      7.55%
     Mortgage-backed certificates                82,277      2,834      6.89           14,390        532      7.39
     Investment securities                       51,074      1,441      5.64           54,813      1,579      5.76
     Federal funds sold                           9,456        280      5.92           15,981        376      4.71
     Federal Home Loan Bank stock                 6,226        240      7.71            4,443        165      7.43
                                             ----------   --------                 ----------  ---------
        Total interest-earning assets           620,087     23,249      7.50          583,225     21,295      7.30
                                             ----------   --------                 ----------  ---------

Noninterest-earning assets:
     REO                                            153                                   381
     Other                                       37,100                                37,426
                                             ----------                            ----------
        Total noninterest-earning assets         37,253                                37,807
                                             ----------                            ----------
             Total assets                    $  657,340                            $  621,032
                                             ==========                            ==========

Interest-bearing liabilities:
     Passbook and statement savings              31,795        379      2.38%          35,532        431      2.43%
     Checking accounts                           42,587        295      1.38           39,149        282      1.44
     Money market deposit accounts               80,684      1,453      3.60           73,796      1,249      3.39
     Certificates of deposit                    254,126      6,631      5.22          257,253      6,405      4.98
                                             ----------   --------                 ----------  ---------
        Total interest-bearing deposits         409,192      8,758      4.28          405,730      8,367      4.12
                                             ----------   --------                 ----------  ---------
     Advances from the Federal Home

        Loan Bank                               110,885      3,347      6.04           78,392      2,010      5.13
     Securities sold under agreements
        to repurchase                            14,710        367      4.99           16,770        326      3.89
                                             ----------   --------                 ----------  ---------
        Total borrowings                        125,595      3,714      5.91           95,162      2,336      4.91
                                             ----------   --------                 ----------  ---------
        Total interest-bearing liabilities      534,787     12,472      4.66          500,892     10,703      4.27
                                             ----------   --------                 ----------  ---------

Noninterest-bearing liabilities:
     Deposits                                    66,435                                64,890
     Other liabilities                            5,155                                 5,276
                                             ----------                            ----------
        Total noninterest-bearing liabilities    71,590                                70,166
                                             ----------                            ----------
             Total liabilities                  606,377                               571,058
                                             ----------                            ----------

Stockholders' equity                             50,963                                49,974
                                             ----------                            ----------
Total liabilities and stockholders' equity   $  657,340                            $  621,032
                                             ==========                            ==========

Net interest income/interest rate spread                  $ 10,777      2.84%                  $  10,592      3.03%
                                                          ========      ====                   =========      ====

Net interest position/net interest margin    $   85,300                 3.48%      $   82,333                 3.63%
                                             ==========                 ====       ==========                 ====

Ratio of average interest-earning assets to
     average interest-bearing liabilities        115.95%                           116.44%
                                                 ======                            ======

(1) Includes nonaccrual loans and loans held for sale.

Comparison of Operating Results for the Three Months Ended June 30, 2000 and June 30, 1999.

General

     The Company's pre-tax income increased $205,000 to $2.4 million for the three months ended June 30, 2000 from $2.2 million for the three months ended June 30, 1999. The increase was primarily attributed to a $161,000 quarter-to-quarter increase in net interest income after provision for loan losses. Additionally, other expenses net of other income decreased $44,000 for the three months ended June 30, 2000 as compared to the same period of 1999.

Net Interest Income

     The Company's interest income before provision for loan losses increased $139,000 or 2.7% to $5.4 million for the second quarter of 2000 compared to $5.2 million for the second quarter of 1999. A $1.1 million, or 10.2% increase in interest income was substantially offset by an increase of $944,000, or 17.7% in interest expense for the second quarter of 2000 compared to the same period in 1999.

     Interest on loans increased $124,000, or 1.3%, to $9.3 million for the second quarter 2000 compared to $9.2 million for the same period in 1999. While the average loan yield increased to 7.90% for the second quarter of 2000 as compared to 7.55% for the same period in 1999, the average loan balance decreased $15.1 million to $472.0 million in the second quarter of 2000. The decrease in the average loan balance was primarily attributable to net portfolio pay downs. The higher interest rate environment also contributed to the increased loan yields in the three months ended June 30, 2000, compared to the three months ended June 30, 1999.

     Interest on the Company's portfolio of mortgage-backed certificates increased $1.1 million, to $1.4 million for the quarter ended June 30, 2000 from $258,000 for the comparable 1999 period. The average balance of the portfolio increased $67.1 million from $14.2 million in the second quarter of 1999 to $81.3 million in the second quarter of 2000. This increase was primarily attributable to the purchase of $51.8 million in mortgage-backed securities in the third quarter of 1999.

     Interest on deposits increased by $328,000, or 7.9%, for the quarter ended June 30, 2000 compared to the quarter ended June 30,1999. This increase was attributed to both a substantial increase in the average balance of interest-bearing checking, savings and money market deposits and an increase in the overall cost of deposits. The average balance of interest-bearing checking, savings and money market deposits increased by $8.4 million, or 5.7%, for the second quarter of 2000 compared to the same period in 1999. The average cost of deposits increased to 4.37% for the three months ended June 30, 2000 compared to 4.12% for the three months ended June 30, 1999. The increase in the average balance of interest-bearing checking, savings and money market deposits is the result of the Company's continued focus on the growth of this line of business. The higher interest rate environment contributed to the increase in the average cost of deposits.

     Interest on borrowings increased $616,000 for the three months ended June 30, 2000 compared to the same period in 1999. This increase was substantially due to a $24.2 million increase in the average balance of advances from Federal Home Loan Bank to $99.5 million for the second quarter of 2000 compared to $75.3 million for the comparable period in 1999. The overall average cost of borrowings for the second quarter of 2000 increased to 6.19% from 4.93% for the same period in1999. A major factor contributing to this increase was the conversion of a $60 million, 5.18% fixed rate advance outstanding during the second quarter of 1999 to an average variable rate of 6.6% in the second quarter of 2000.

Provision for Loan Losses

     The Company had no provision for loan losses for the second quarter of 2000 compared to $22,000 for the second quarter of 1999. Net loans recovered during the three months ended June 30, 2000 were $8,000, compared to $77,000 in net loans charged off for the comparable 1999 period.

Other Income and Expenses

     Net other income and expense remained substantially the same for the second of 2000 compared to the same period in 1999. Increases in deposit and net merchant processing fees were offset by a decrease in the gains on sales of loans.

Comparison of Operating Results for the Six Months Ended June 30, 2000 and June 30, 1999.

General

     The Company's pre-tax income increased $86,000 to $4.6 million for the six months ended June 30, 2000 from $4.5 million for the six months ended June 30, 1999. The increase was primarily attributed to a $192,000 increase in net interest income after provision for loan losses offset by a $106,000 increase in other expenses net of other income.

Net Interest Income

     The Company's interest income before provision for loan losses increased $185,000 or 1.7% to $10.8 million for the first half of 2000 compared to $10.6 million for the first half of 1999. A $2.0 million increase in interest income was partially offset by a $1.8 million increase in interest expense.

     Interest on loans decreased $189,000, or 1.0%, to $18.5 million for the first six months of 2000 compared to $18.6 million for the same period in 1999. While the average loan yield increased to 7.84% for the first six months of 2000 as compared to 7.55% for the same period in 1999, the average loan balance decreased $22.5 million to $471.1 million in the first half of 2000. The decrease in the average loan balance was primarily attributable to net portfolio pay downs. The higher interest rate environment also contributed to the increased loan yields in the first six months of 2000 compared to the same period in 1999.

     Interest on the Company's portfolio of mortgage-backed certificates increased $2.3 million, to $2.8 million for the six months ended June 30, 2000 from $532,000 for the comparable 1999 period. The average balance of the portfolio increased $67.9 million from $14.4 million in the first half of 1999 to $82.3 million in the first half of 2000. This increase was primarily attributable to the purchase of $51.8 million in mortgage-backed securities in the third quarter of 1999.

     Interest on deposits increased by $391,000, or 4.7%, for the six months ended June 30, 2000, compared to the six months ended June 30,1999. This increase resulted from an increase in the average balance of interest-bearing deposits and an increase in the average cost of deposits. The $3.5 million increase in the average balance of interest-bearing deposits consisted of a $6.6 million increase in the average balance of interest-bearing checking, savings, and money market partially offset by a $3.1 million decrease in the average balance of certificates of deposits. The Company has continued to focus on the growth of interest-bearing checking, savings and money market deposits as part of its banking initiatives. The overall average cost of deposits for the six months ended June 30, 2000 increased to 4.28% from 4.12% for the comparable 1999 period. The higher interest rate environment contributed to the increase in the average cost of deposits.

     Interest on borrowings increased $1.4 million for the six months ended June 30, 2000 compared to the same period in 1999. This increase was due in part to a $32.5 million increase in the average balance of FHLB advances to $110.9 million for the first half of 2000 compared to $78.4 million for the comparable period in 1999. Additionally, the average cost of borrowings for the first half of 2000 increased to 5.91% from 4.91% for the same period in 1999. A major factor contributing to this increase was the conversion of a $60 million, 5.18% fixed rate advance outstanding during the first six months of 1999 to an average variable rate of 6.2% during the first six months of 2000.

Provision for Loan Losses

     The Company's provision for loan losses remained substantially the same for the six months ended June 30, 2000 as compared to the same period in 1999. Net loans charged off during the six months ended June 30, 2000 were $47,000 compared to $171,000 for the comparable 1999 period. Normal recurring net chargeoffs for the six-month period ended June 30, 2000 and June 30, 1999 remained substsantially the same, while net chargeoffs for loan types in which the Bank is no longer active decreased $116,000.

Other Income

     Total other income decreased by $425,000, or 11.6%, for the first half of 2000 compared to the same period in 1999. A $166,000 decrease in commercial mortgage brokerage fees and a $173,000 decrease in gains on sales of loans contributed to the decrease in other income. Higher interest rates adversely impacted mortgages originated for sale resulting in lower volumes of loans sold in the first half of 2000 compared to the same period in 1999. Commercial mortgage brokerage fees fluctuate significantly from period-to-period depending on the balances of loans brokered.

     Deposit fees and net merchant processing income increased $91,000, or 7.1%, and $54,000, or 25.8%, respectively, for the first half of 2000 compared to the first half of 1999.

Other Expenses

     Total other expenses, excluding merchant processing expense discussed above, decreased by $191,000 or 2.2%, for the six months ended June 30, 2000 compared to the same period in 1999. The decrease was primarily due to decreases in salary and benefits expense and professional fees, partially offset by increases in net occupancy and equipment expense.

Liquidity

     The principal sources of funds for the Company for the six months ended June 30, 2000 included $48.0 million of advances from the FHLB, a $36.2 million increase in deposits, $18.2 million in proceeds from the sale of securities available for sale, $17.9 million in proceeds from the sale of loans, and $15.6 million in proceeds from principal repayments and maturities of securities available for sale. Funds were used primarily to repay $104.0 million in FHLB advances, to originate loans held for sale of $18.1 million, to fund a $6.2 million increase in loans held for investment and to fund purchases of securities available for sale of $5.5 million.

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

     All savings institutions, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At June 30, 2000 and December 31, 1999, the Bank exceeded the required liquid asset ratio of 4.0%.

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

Market Risk Management

     The Company's primary market risk exposure is interest rate risk. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of the Company's interest-earning assets and interest- bearing liabilities. There were no material changes in the Company's market risk management strategy, as stated in the Company's 1999 annual report, during the first six months of 2000.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings - Inapplicable

Item 2 - Changes in Securities - Inapplicable

Item 3 - Defaults Upon Senior Securities - Inapplicable

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     At the Company's annual meeting held on June 14, 2000 (the "Annual Meeting"), the Company's stockholders reelected three directors of the Company, David L. Bernd, Anne B. Shumadine, and David R. Tynch. The voting results in the election for directors were as follows:

                                          FOR                     AGAINST
                                       ---------                  -------

       David L. Bernd                  3,753,568                  596,637
       Anne B. Shumadine               3,774,198                  576,007
       David R. Tynch                  3,774,448                  575,757

The terms of office of directors William J. Davenport, III, John F. Harris, William H. Hodges, Michael S, Ives, Charles R. Malbon, Jr., and Roger C. Reinhold continued following the Annual Meeting. Patrick E. Corbin and Thomas J. Decker, Jr. did not stand for reelection.

Item 5 - Other Information - None

Item 6 - Exhibits and Reports on Form 8-K - None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CENIT BANCORP, INC.


DATE: August 14, 2000                      /S/Michael S. Ives
                                          -----------------------
                                          Michael S. Ives
                                          President and Chief Executive Officer



DATE: August 14, 2000                      /S/ John O. Guthrie
                                          -------------------------
                                          John O. Guthrie
                                          Senior Vice President and
                                          Chief Financial Officer