Form 10-Q
period 2000-09-30
CENIT BANCORP INC
filed 2000-11-09
CIK 877834

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                --------------

For Quarter Ended September 30, 2000              Commission File Number 0-20378


                               CENIT BANCORP, INC.
                              --------------------
               (Exact name of registrant as specified in its charter)

          Delaware                                       54-1592546
-------------------------------                  -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
 incorporation or organization)                               Number)

300 E. Main Street, Suite 1350
    Norfolk, Virginia                                        23510
-------------------------------                            ---------
(Address of principal executive office)                    (Zip code)

    Registrant's telephone number, including area code:     (757) 446-6600

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES   X                         NO
                            -----                      -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock $.01 Par Value                                 4,450,408
       Title of Class                               ----------------------------
                                                    Number of Shares Outstanding
                                                    as of November 1, 2000

                       CENIT BANCORP, INC. AND SUBSIDIARY

                                    Contents
--------------------------------------------------------------------------------

                                                                           Page
PART I - FINANCIAL INFORMATION

Item 1
   Financial Statements

Consolidated Statement of Financial Condition as of September 30, 2000
(Unaudited) and December 31, 1999..........................................  1

Unaudited Consolidated Statement of Operations for the Three Months and
Nine Months ended September 30, 2000 and September 30, 1999................  2

Unaudited Consolidated Statement of Comprehensive Income for the Nine
Months Ended September 30, 2000 and September 30, 1999.....................  3

Unaudited Consolidated Statement of Changes in Stockholders' Equity for
the Nine Months ended September 30, 2000...................................  4

Unaudited Consolidated Statement of Cash Flows for the Nine Months
ended September 30, 2000 and September 30, 1999............................  5

Notes to Unaudited Consolidated Financial Statements.......................  6

Item 2
   Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................   6

Item 3
   Quantitative and Qualitative Disclosures About Market Risk.............  17

PART II - OTHER INFORMATION

Item 1
   Legal Proceedings .....................................................  17

Item 2
   Changes in Securities..................................................  17

Item 3
   Defaults Upon Senior Securities........................................  17

Item 4
   Submission of Matters to a Vote of Security Holders....................  17

Item 5
   Other Information .....................................................  17

Item 6
   Exhibits and Reports on Form 8-K.......................................  17

Signatures................................................................  18

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements


                                                  CENIT BANCORP, INC. AND SUBSIDIARY

                                             CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                             (Dollars in thousands, except per share data)

                                                                   ASSETS

                                                                           (Unaudited)
                                                                       September 30, 2000       December 31, 1999
                                                                       ------------------       -----------------
Cash                                                                       $  16,811               $   17,554
Federal funds sold                                                            12,468                   12,908
Securities available for sale at fair value (adjusted
   cost of $107,122 and $139,386, respectively)                              106,341                  138,298
Loans, net:
   Held for investment                                                       473,080                  469,618
   Held for sale                                                               2,392                    3,456
Interest receivable                                                            3,839                    4,067
Real estate owned, net                                                            81                      218
Federal Home Loan Bank stock, at cost                                          5,050                    7,100
Property and equipment, net                                                   13,152                   13,757
Goodwill and other intangibles, net                                            3,031                    3,293
Other assets                                                                   4,282                    3,944
                                                                          ----------                ---------
                                                                          $  640,527                $ 674,213
                                                                          ==========                =========

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
     Noninterest-bearing                                                  $   80,662                $  64,491
     Interest-bearing                                                        401,758                  400,127
                                                                          ----------                ---------
        Total deposits                                                       482,420                  464,618
   Advances from the Federal Home Loan Bank                                   88,000                  142,000
   Securities sold under agreements to repurchase                             15,627                   13,233
   Advance payments by borrowers for taxes and insurance                         957                      565
   Other liabilities                                                           3,404                    2,532
                                                                          ----------                ---------
        Total liabilities                                                    590,408                  622,948
                                                                          ----------                ---------
Stockholders' equity:
   Preferred stock, $.01 par value; authorized 3,000,000
     shares; none outstanding                                                      -                        -
   Common stock, $.01 par value; authorized 7,000,000 shares;
     issued and outstanding 4,488,882 and 4,751,644 shares,
     at September 30, 2000 and December 31, 1999, respectively                    45                       48
   Additional paid-in capital                                                  9,542                   12,964
   Retained earnings - substantially restricted                               44,816                   42,914
   Common stock acquired by Employee Stock Ownership Plan (ESOP)              (3,710)                  (3,862)
   Common stock acquired by Management Recognition
     Plan (MRP)                                                                  (90)                    (125)
   Accumulated other comprehensive loss, net of income taxes                    (484)                    (674)
                                                                          ----------                ---------
     Total stockholders' equity                                               50,119                   51,265
                                                                          ----------                ---------
                                                                          $  640,527                $ 674,213
                                                                          ==========                =========

The notes to unaudited consolidated financial statements are an integral part of this statement.




                                                  CENIT BANCORP, INC. AND SUBSIDIARY

                                              UNAUDITED CONSOLIDATED STATEMENT OF INCOME
                                             (Dollars in thousands, except per share data)

                                                                Three months                        Nine Months
                                                                    Ended                              Ended
                                                                September 30,                     September 30,
                                                            2000            1999              2000             1999
                                                            ----            ----              ----             ----
Interest and fees on loans                              $  9,646       $   8,857         $  28,100        $  27,500
Interest on mortgage-backed certificates                   1,211             731             4,046            1,263
Interest on investment securities                            518             847             1,958            2,425
Dividends and other interest income                          259             255               779              796
                                                        --------       ---------         ---------        ---------
     Total interest income                                11,634          10,690            34,883           31,984
                                                        --------       ---------         ---------        ---------
Interest on deposits                                       4,579           4,193            13,337           12,560
Interest on borrowings                                     1,644           1,255             5,358            3,591
                                                        --------       ---------         ---------        ---------
     Total interest expense                                6,223           5,448            18,695           16,151
                                                        --------       ---------         ---------        ---------
     Net interest income                                   5,411           5,242            16,188           15,833
Provision for loan losses                                     19              39                48               75
                                                        --------       ---------         ---------        ---------
     Net interest income after provision
       for loan losses                                     5,392           5,203            16,140           15,758
                                                        --------       ---------         ---------        ---------
Other income:
     Deposit fees                                            672             603             2,046            1,886
     Merchant processing fees                                650             716             1,767            1,907
     Gains on sales of loans and securities, net             237             174               512              606
     Commercial mortgage brokerage fees                      164               0               166              168
     Other                                                   209             398               670              979
                                                        --------       ---------         ---------        ---------
                  Total other income                       1,932           1,891             5,161            5,546
                                                        --------       ---------         ---------        ---------
Other expenses:
     Salaries and employee benefits                        2,179           1,951             6,446            6,522
     Equipment, data processing and supplies                 770             730             2,364            2,221
     Net occupancy expense of premises                       591             528             1,719            1,576
     Merchant processing                                     506             550             1,360            1,533
     Expenses, gains/losses on sales and provision
       for losses on real estate owned, net                    2              11                41               46
     Professional fees                                       132              88               477              479
     Other                                                   597             691             1,766            1,888
                                                        --------       ---------         ---------        ---------
                  Total other expenses                     4,777           4,549            14,173           14,265
                                                        --------       ---------         ---------        ---------
Income before income taxes                                 2,547           2,545             7,128            7,039
Provision for income taxes                                   917             916             2,566            2,534
                                                        --------       ---------         ---------        ---------
     Net income                                         $  1,630       $   1,629         $   4,562        $   4,505
                                                        ========       =========         =========        =========
Earnings per share:
     Basic                                              $    .37       $     .35         $    1.02        $     .98
                                                        ========       =========         =========        =========
     Diluted                                            $    .37       $     .35         $    1.01        $     .97
                                                        ========       =========         =========        =========

Dividends per common share paid                         $    .15       $     .15         $     .45        $     .45
                                                        ========       =========         =========        =========


The notes to unaudited consolidated financial statements are an integral part of this statement.




                                                  CENIT BANCORP, INC. AND SUBSIDIARY

                                       UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                                        (Dollars in thousands)
                                                                                                Nine Months
                                                                                                   Ended
                                                                                               September 30,
                                                                                         2000             1999
                                                                                         ----             ----
Net income                                                                             $  4,562          $ 4,505
                                                                                       --------          -------

Other  comprehensive  income  (loss),  before  income  taxes:  Unrealized  gains
   (losses) on securities available for sale:
     Unrealized holding gains (losses) arising during the period                            323           (1,211)
     Less: reclassification adjustment for gains included in net income                      16                -
                                                                                       --------          -------

Other comprehensive income (loss), before income taxes                                      307           (1,211)

Income tax (provision) benefit related to items of other comprehensive income (loss)       (117)             460
                                                                                       --------          -------

Other comprehensive income (loss), net of income taxes                                      190             (751)
                                                                                       --------          -------

Comprehensive income                                                                   $  4,752          $ 3,754
                                                                                       ========          =======




























The notes to unaudited consolidated financial statements are an integral part of this statement.



                                                  CENIT BANCORP, INC. AND SUBSIDIARY

                                  UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                 Nine Months Ended September 30, 2000
                                                        (Dollars in thousands)




                                                                                              Accumulated
                                                                                   Common        Other
                                                                                   Stock      Comprehensive
                                               Common     Additional              Acquired    Income (Loss)
                                 Common         Stock       Paid-In    Retained   by ESOP      Net of Income
                               Stock Shares    Amount       Capital    Earnings    and MRP        Taxes        Total
                                 ---------     ------     ----------   --------   --------    --------------   -----

Balance, December 31, 1999        4,751,644      $ 48      $12,964    $42,914    $(3,987)     $ (674)      $ 51,265


Comprehensive income                      -         -            -      4,562          -         190          4,752


Cash dividends declared                   -         -            -     (2,660)         -           -         (2,660)


Exercise of stock options and
 related tax benefits                 7,738         -           54          -          -           -             54


Stock repurchases                  (270,500)       (3)      (3,427)         -          -           -         (3,430)


Other                                     -         -          (49)         -        187           -            138
                                    -------      ----      -------    -------     ------      ------       --------


Balance, September 30, 2000       4,488,882      $ 45      $ 9,542    $44,816    $(3,800)     $ (484)      $ 50,119
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


                                                  CENIT BANCORP, INC. AND SUBSIDIARY

                                            UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                        (Dollars in thousands)

                                                                         Nine months ended September 30,
                                                                         -------------------------------
                                                                             2000               1999
                                                                             ----               ----
Cash flows from operating activities:
   Net income                                                             $  4,562           $  4,505
   Adjustments to reconcile net income to net cash
        provided by operating activities:
     Provision for loan losses                                                  48                 75
     Provision for losses on real estate owned                                  26                 22
     Amortization of loan yield adjustments                                    710                569
     Depreciation, amortization and accretion, net                           1,367              1,279
     Exercise of stock options tax benefit                                      32                159
     Net gains on sales/disposals of:
        Securities                                                             (16)                 -
        Loans                                                                 (496)              (606)
        Real estate, property and equipment                                    (80)              (298)
     Proceeds from sales of loans held for sale                             32,649             46,171
     Originations of loans held for sale                                   (31,102)           (42,710)
     Change in assets/liabilities:
        Decrease in interest receivable and other assets                        55                577
        Increase (decrease) in other liabilities                               114             (2,398)
                                                                         ---------           --------
Net cash provided by operating activities                                    7,869              7,345
                                                                         ---------           --------
Cash flows from investing activities:
   Purchases of securities available for sale                               (5,538)           (86,762)
   Principal repayments on securities available for sale                    11,627              6,494
   Proceeds from maturities of securities available for sale                 8,000             12,350
   Proceeds from sales of securities available for sale                     18,193                  -
   Net (increase) decrease in loans held for investment                     (4,063)            17,978
   Net (expense) proceeds on sales of real estate owned                        (40)               284
   Additions to real estate owned                                               (6)               (24)
   Purchases of Federal Home Loan Bank stock                                  (250)            (2,500)
   Redemption of Federal Home Loan Bank stock                                2,300              2,116
   Proceeds from sale of property and equipment                                 11                326
   Purchases of property and equipment                                        (473)            (1,010)
                                                                         ----------          --------
              Net cash provided by (used for) investing activities          29,761            (50,748)
                                                                         ---------           --------
Cash flows from financing activities:
   Proceeds from exercise of stock options and warrants                         43                138
   Net increase (decrease) in deposits                                      17,802            (19,171)
   Proceeds from Federal Home Loan Bank advances                           207,000             83,000
   Repayment of Federal Home Loan Bank advances                           (261,000)           (53,000)
   Net increase in securities sold under agreement
     to repurchase and federal funds purchased                               2,394              1,842
   Cash dividends paid                                                      (2,014)            (2,056)
   Common stock repurchase                                                  (3,430)              (373)
   Other, net                                                                  392                266
                                                                         ----------          --------
        Net cash (used for) provided by financing activities               (38,813)            10,646
                                                                         ----------          --------
Decrease in cash and cash equivalents                                       (1,183)           (32,757)
Cash and cash equivalents, beginning of period                              30,462             56,945
                                                                         ---------           --------
Cash and cash equivalents, end of period                                 $  29,279           $ 24,188
                                                                         =========           ========
Supplemental disclosures of cash flow  information:
   Cash paid during the period for interest                              $   6,319           $  4,868
   Cash paid during the period for income taxes                              2,486              2,347
Schedule of noncash investing and financing activities:
   Real estate acquired in settlement of loans                           $     133           $    302
   Loans to facilitate sale of real estate owned                               290                281

The notes to unaudited consolidated financial statements are an integral part of this statement.

                       CENIT BANCORP, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by accounting principles generally accepted in the United States. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine month periods ended September 30, 2000 and 1999 are not necessarily indicative of results that may be expected for the entire year or any interim periods. The previously reported amounts have been reclassified to agree with the current presentation. The interim financial statements should be read in conjunction with the December 31, 1999 consolidated financial statements of CENIT Bancorp, Inc. (the "Company").

Note 2 - Per Share Data

     Basic earnings per share is calculated using weighted average shares outstanding. For the nine month and three month period ended September 30, 2000, weighted average shares used to compute basic earnings per share were 4,462,405 and 4,353,593, respectively. For the nine months and three months ended September 30, 1999, weighted average shares used to compute basic earnings per share were 4,578,034 and 4,592,926, respectively.

     Diluted earnings per share is calculated by adding potential common shares to the weighted average shares outstanding. For the nine month and three month period ended September 30, 2000, weighted average shares used to compute diluted earnings per share were 4,512,892 and 4,403,455, respectively. For the nine months and three months ended September 30, 1999, weighted average shares used to compute diluted earnings per share were 4,658,141 and 4,663,600, respectively.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

General

     The Company's business currently consists of the business of its sole subsidiary, CENIT Bank (the "Bank"). The principal business of the Bank consists of attracting retail deposits from the general public in its market area through a variety of deposit products and investing these funds in commercial, real estate and consumer loans. The Bank also invests in mortgage-backed certificates, securities issued by U.S. Government agencies, federal funds sold, Federal Home Loan Bank stock, and other investments permitted by applicable laws and regulations.

Financial Condition Of The Company

Total Assets

     At September 30, 2000, the Company had total assets of $640.5 million, compared to $674.2 million at December 31, 1999, a decrease of $33.7 million, or 5.0%.

Securities Available for Sale

     Securities available for sale totaled $106.3 million at September 30, 2000 and are comprised of mortgage-backed certificates, U. S. Government agency securities, and other debt securities. The net decrease of $32.0 million, or 23.1% from the December 31, 1999 balance of $138.3 million resulted primarily from $19.6 million in maturities and principal repayments and from the sale of $18.2 million of investment and mortgage-backed securities, offset partially by $5.5 million in purchases. The securities sold consisted of $11.0 million in United States Treasury and Agency securities and $7.2 million in adjustable rate mortgage-backed securities with average yields of 5.9% and 7.7%, respectively.

Loans

     The balance of net loans held for investment increased to $473.1 million at September 30, 2000 from $469.6 million at December 31, 1999, an increase of $3.5 million or 0.7%. The increase was primarily due to a $10.9 million increase in the Company's "Core Banking Loans," which consist of its loans held for investment portfolio other than first mortgage single-family loans. The Company's focus on Core Banking Loans growth has resulted in Core Banking Loans representing 55% of gross loans at September 30, 2000 as compared to 53% and 52% at December 31, 1999 and September 30, 1999, respectively. The increase in Core Banking Loans was partially offset by a $7.5 million decrease in single-family residential loans. Loans held for sale at September 30, 2000 were $2.4 million, down from $3.5 million at December 31, 1999.

     The following table sets forth the composition of the Company's loans in dollar amounts and as a percentage of the Company's total gross loans held for investment at the dates indicated.


                                                               September 30, 2000                    December 31, 1999
                                                               ------------------                    -----------------
                                                                                (Dollars in Thousands)
                                                       Amount          Percent            Amount          Percent
                                                       ------          -------            ------          -------
Real estate loans:
   Residential permanent 1- to 4-family:
     Adjustable rate                                 $  146,035          28.21%         $  149,163          29.44%
     Fixed rate
       Conventional                                      65,098          12.57              69,055          13.63
       Guaranteed by VA or insured by FHA                 2,386            .46               2,823            .56
                                                     ----------      ---------          ----------      ---------
     Total permanent 1- to 4-family                     213,519          41.24             221,041          43.63
   Residential permanent 5 or more family                 8,328           1.61               8,082           1.59
                                                     ----------      ---------          ----------      ---------
     Total permanent residential loans                  221,847          42.85             229,123          45.22
                                                     ----------      ---------          ----------      ---------
   Commercial real estate loans:
     Hotels                                               6,589           1.27              10,711           2.11
     Office and warehouse facilities                     43,218           8.35              38,908           7.68
     Retail facilities                                   23,545           4.55              22,098           4.36
     Other                                                8,171           1.58              10,007           1.97
                                                     ----------      ---------          ----------      ---------
     Total commercial real estate loans                  81,523          15.75              81,724          16.12
                                                     ----------      ---------          ----------      ---------
   Construction loans:
     Residential 1- to 4-family                          50,497           9.75              48,912           9.65
     Residential 5 or more family                         7,185           1.39               9,616           1.90
     Nonresidential                                      20,105           3.88               7,685           1.52
                                                     ----------      ---------          ----------      ---------
     Total construction loans                            77,787          15.02              66,213          13.07
                                                     ----------      ---------          ----------      ---------

   Land acquisition and development loans:
     Consumer lots                                        4,301            .83               3,566            .70
     Acquisition and development                         17,541           3.39              18,065           3.57
                                                     ----------      ---------          ----------      ---------
     Total land acquisition and development
       loans                                             21,842           4.22              21,631           4.27
                                                     ----------      ---------          ----------      ---------
     Total real estate loans                            402,999          77.84             398,691          78.68
                                                     ----------      ---------          ----------      ---------
Consumer loans:
   Boats                                                  2,284            .44               2,855            .56
   Home equity and second mortgage                       61,218          11.82              56,469          11.14
   Other                                                 12,977           2.51              11,968           2.37
                                                     ----------      ---------          ----------      ---------
     Total consumer loans                                76,479          14.77              71,292          14.07
                                                     ----------      ---------          ----------      ---------
Commercial business loans                                38,222           7.39              36,739           7.25
                                                     ----------      ---------          ----------      ---------
     Total loans                                        517,700         100.00%            506,722         100.00%
                                                     ----------      =========          ----------         ======
Less:
   Allowance for loan losses                              3,813                              3,860
   Undisbursed portion of construction and
     acquisition and development loans                   42,313                             34,714
   Unearned discounts, premiums, and loan fees, net      (1,506)                            (1,470)
                                                     ----------                         ----------
                                                         44,620                             37,104
                                                     ----------                         ----------
Total loans, net                                     $  473,080                         $  469,618
                                                     ==========                         ==========

Deposits

     Total deposits increased $17.8 million, or 3.8%, from $464.6 million at December 31, 1999 to $482.4 million at September 30, 2000. This increase was mainly attributed to the growth in checking, savings and money market deposits (collectively, "Transaction Deposits") of $21.9 million, or 10.1%. The noninterest-bearing portion of Transaction Deposits grew $16.2 million, or 25.1%, while interest-bearing savings, checking and money market deposits grew $5.7 million, or 3.8%. The Company continues to focus on growing Transaction Deposits as part of its banking initiatives. Transaction Deposits as of September 30, 2000 represented 50% of total deposits compared to 47% at December 31, 1999.

     Total deposits at September 30, 2000 decreased $18.4 million compared to the balance of total deposits at June 30, 2000 of $500.8 million. The decrease primarily includes a $9.2 million decrease in the Company's certificates of deposit balance and an $8.0 million decrease in the noninterest-bearing portion of deposits. The decrease in the certificates of deposit balance was the result of some maturing certificates of deposit not being renewed and the Company not actively seeking new certificates of deposit accounts through incentive promotions during the third quarter of 2000. The decrease in the September 30, 2000 noninterest-bearing deposit balance as compared to June 30, 2000 noninterest-bearing deposits was attributable, in part, to normal volume fluctuations in the Company's commercial escrow deposit accounts. However, the total average noninterest-bearing deposit balance increased $6.1 million, or 8.6%, for the third quarter of 2000 compared to the second quarter of 2000.

Capital

     The Company's and the Bank's capital ratios exceeded applicable regulatory requirements at September 30, 2000.

     On May 1, 2000, the Company announced the Board of Directors had given the Company's management authorization to repurchase 233,000 shares of CENIT common stock (the "2000 Authorization"). As of November 2, 2000, the Company completed the repurchase of all shares under the 2000 Authorization.

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

     Nonperforming assets increased $1.4 million to $2.0 million at September 30, 2000 compared to $600,000 at December 31, 1999. The increase was mainly attributable to the addition of eight single family residential mortgage loans, totaling $1.3 million, to nonperforming assets during the first nine months of 2000.

     The   following   table  sets  forth   information   about  the   Company's
nonperforming loans, REO, and other repossessed assets at the dates indicated.


                                                                      September 30,              December 31,
                                                                           2000                      1999
                                                                      ------------               ------------
                                                                               (Dollars in Thousands)
Nonperforming loans:
   Real estate loans:
     Permanent residential 1- to 4-family
       Nonaccrual                                                        $1,266                     $    54
       Accruing loans 90 days or more past due                              248                          87
                                                                         ------                     -------
         Total                                                            1,514                         141
                                                                         ------                     -------

   Land acquisition and development loans:
     Nonaccrual                                                              47                          48
                                                                         ------                     -------
         Total                                                               47                          48
                                                                         ------                     -------

   Consumer loans:
       Nonaccrual:
         Boats                                                                7                          10
         Home equity and second mortgage                                     34                          49
         Other                                                               21                          20
       Accruing loans 90 days or more past due                               10                           -
                                                                         ------                     -------
         Total                                                               72                          79
                                                                         ------                     -------

   Commercial business loans:
       Nonaccrual                                                           252                         111
                                                                         ------                     -------
         Total                                                              252                         111
                                                                         ------                     -------

Total nonperforming loans:
       Nonaccrual                                                         1,627                         292
       Accruing loans 90 or more days past due                              258                          87
                                                                         ------                     -------
         Total                                                            1,885                         379


Real estate owned, net                                                       81                         218
Other repossessed assets, net                                                15                           6
                                                                         ------                     -------

   Total nonperforming assets, net                                       $1,981                     $   603
                                                                         ------                     -------

   Total troubled debt restructurings                                         -                           -
                                                                         ------                     -------

   Total nonperforming assets, net, and
       troubled debt restructurings                                      $1,981                     $   603
                                                                         ======                     =======

   Total nonperforming assets, net, and troubled
       debt restructuring, to total assets                                  .31%                        .09%
                                                                         ======                     =======


     Allowance for Loan Losses. The following table sets forth activity of the allowance for loan losses for the periods indicated.

                                        Nine months ended September 30,
                                        -------------------------------
                                          2000                    1999
                                          ----                    ----
                                             (Dollars in Thousands)

Balance at beginning of period          $ 3,860                 $ 4,024
Provision for loan losses                    48                      75
Losses charged to allowance                (155)                   (286)
Recovery of prior losses                     60                      69
                                        -------                 -------
Balance at end of period                $ 3,813                 $ 3,882
                                        =======                 =======

     The Company's coverage ratio (total allowance for loan losses to total nonperforming loans) was approximately two times, ten times, and five times the nonperforming loans at September 30, 2000, December 31, 1999, and September 30, 1999, respectively. For the nine months ended September 30, 2000 and September 30, 1999, the difference between the provision for loan losses and net loans charged off during the respective period relates primarily to loan types in which the Bank is no longer active and for which provisions for loan losses have previously been made. Management believes that these provisions are adequate.

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


                                                    For the Three Months                 For the Three Months
                                                            Ended                                Ended
                                                     September 30, 2000                   September 30, 1999
                                                ----------------------------         ----------------------------

                                                Average                 Yield/        Average                 Yield/
                                                Balance    Interest       Cost        Balance    Interest       Cost
                                                -------    --------       ----        -------    --------       ----
                                                                     (Dollars in thousands)
Interest-earning assets:
     Loans (1)                               $  480,315    $ 9,646         8.03%   $  468,494   $  8,857         7.56%
     Mortgage-backed certificates                70,676      1,211         6.85        42,397        731         6.90
     U.S. Treasury and other U.S.
        Government agency securities             37,369        518         5.54        59,480        847         5.70
     Federal funds sold                           9,654        159         6.59        13,884        176         5.07
     Federal Home Loan Bank stock                 5,115        100         7.82         4,186         79         7.55
                                             ----------    -------                 ----------    -------
        Total interest-earning assets           603,129     11,634         7.72       588,441     10,690         7.27
                                             ----------    -------                 ----------    -------

Noninterest-earning assets:
     REO                                             78                                   298
     Other                                       39,939                                38,910
                                             ----------                            ----------
        Total noninterest-earning assets         40,017                                39,208
                                             ----------                            ----------
             Total assets                    $  643,146                            $  627,649
                                             ==========                            ==========

Interest-bearing liabilities:
     Passbook and statement savings          $   31,264        187         2.39%   $   34,077        209         2.45%
     Checking accounts                           44,279        151         1.36        41,938        147         1.40
     Money market deposit accounts               82,928        788         3.80        75,718        660         3.49
     Certificates of deposit                    246,560      3,453         5.60       255,146      3,177         4.98
                                             ----------    -------                 ----------    -------
        Total interest-bearing deposits         405,031      4,579         4.52       406,879      4,193         4.12
                                             ----------    -------                 ----------    -------
     Advances from the Federal Home
        Loan Bank                                88,283      1,411         6.39        83,489      1,097         5.26
     Securities sold under agreements
        to repurchase                            16,617        233         5.61        15,010        158         4.21
                                             ----------    -------                 ----------   --------
        Total borrowings                        104,900      1,644         6.27        98,499      1,255         5.10
                                             ----------    -------                 ----------    -------
        Total interest-bearing liabilities      509,931      6,223         4.88       505,378      5,448         4.31
                                             ----------    -------                 ----------    -------

Noninterest-bearing liabilities:
     Deposits                                    76,972                                66,790
     Other liabilities                            5,874                                 4,671
                                             ----------                            ----------
        Total noninterest-bearing liabilities    82,846                                71,461
                                             ----------                            ----------
             Total liabilities                  592,777                               576,839
                                             ----------                            ----------

Stockholders' equity                             50,369                                50,810
                                             ----------                            ----------
Total liabilities and stockholders' equity   $  643,146                            $  627,649
                                             ==========                            ==========

Net interest income/interest rate spread                   $ 5,411         2.84%                $  5,242         2.96%
                                                           =======     ========                 ========         ====

Net interest position/net interest margin    $   93,198                    3.59%   $   83,063                    3.56%
                                             ==========                ========    ==========                    ====

Ratio of average interest-earning assets to
     average interest-bearing liabilities        118.28%                               116.44%
                                             ==========                            ==========

(1) Includes nonaccrual loans and loans held for sale.



                                                     For the Nine Months                  For the Nine Months
                                                            Ended                                Ended
                                                     September 30, 2000                   September 30, 1999
                                                ----------------------------         ----------------------------

                                                Average                Yield/         Average               Yield/
                                                Balance   Interest       Cost         Balance    Interest     Cost
                                                -------   --------       ----         -------    --------     ----
                                                                     (Dollars in thousands)
Interest-earning assets:
     Loans (1)                               $  474,164   $ 28,100         7.90%   $  485,138  $  27,500    7.56%
     Mortgage-backed certificates                78,410      4,046         6.88        23,726      1,263    7.10
     U.S. Treasury and other U.S.
        Government agency securities             46,472      1,958         5.62        56,350      2,425    5.74
     Federal funds sold                           9,522        439         6.15        15,274        552    4.82
     Federal Home Loan Bank stock                 5,853        340         7.74         4,357        244    7.47
                                             ----------   --------                 ----------  ---------
        Total interest-earning assets           614,421     34,883         7.57       584,845     31,984    7.29
                                             ----------   --------                 ----------  ---------

Noninterest-earning assets:
     REO                                            128                                   353
     Other                                       38,025                                38,064
                                             ----------                            ----------
        Total noninterest-earning assets         38,153                                38,417
                                             ----------                            ----------
             Total assets                    $  652,574                            $  623,262
                                             ==========                            ==========

Interest-bearing liabilities:
     Passbook and statement savings          $   31,617        566         2.39%   $   35,041        640    2.44%
     Checking accounts                           43,155        446         1.38        40,089        429    1.43
     Money market deposit accounts               81,437      2,241         3.67        74,444      1,909    3.42
     Certificates of deposit                    251,586     10,084         5.34       256,543      9,582    4.98
                                             ----------   --------                 ----------  ---------
        Total interest-bearing deposits         407,795     13,337         4.36       406,117     12,560    4.12
                                             ----------   --------                 ----------  ---------
     Advances from the Federal Home
        Loan Bank                               103,296      4,758         6.14        80,110      3,107    5.17
     Securities sold under agreements
        to repurchase                            15,350        600         5.21        16,177        484    3.99
                                             ----------   --------                 ----------  ---------
        Total borrowings                        118,646      5,358         6.02        96,287      3,591    4.97
                                             ----------   --------                 ----------  ---------
        Total interest-bearing liabilities      526,441     18,695         4.73       502,404     16,151    4.29
                                             ----------   --------                 ----------  ---------

Noninterest-bearing liabilities:
     Deposits                                    69,973                                65,530
     Other liabilities                            5,378                                 5,041
                                             ----------                            ----------
        Total noninterest-bearing liabilities    75,351                                70,571
                                             ----------                            ----------
             Total liabilities                  601,792                               572,975
                                             ----------                            ----------

Stockholders' equity                             50,782                                50,287
                                             ----------                            ----------
Total liabilities and stockholders' equity   $  652,574                            $  623,262
                                             ==========                            ==========

Net interest income/interest rate spread                  $ 16,188         2.84%               $  15,833    3.00%
                                                          ========         ====                =========    ====

Net interest position/net interest margin    $   87,980                    3.51%   $   82,441               3.61%
                                             ==========                    ====    ==========               ====

Ratio of average interest-earning assets to
     average interest-bearing liabilities        116.71%                               116.41%
                                             ==========                            ==========

(1) Includes nonaccrual loans and loans held for sale.


Comparison of Operating Results for the Three Months Ended September 30, 2000 and September 30, 1999.

General

     The Company's $2.5 million pre-tax income remained substantially the same for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. A $189,000 increase in net interest income after provision for loan losses and a $41,000 increase in other income was offset by a $228,000 increase in other expenses.

Net Interest Income

     The Company's net interest income before provision for loan losses increased $169,000 or 3.2% to $5.4 million for the third quarter of 2000 compared to $5.2 million for the third quarter of 1999. A $944,000, or 8.8% increase in interest income was substantially offset by an increase of $775,000, or 14.2% in interest expense for the third quarter of 2000 compared to the same period in 1999.

     Interest on loans increased $789,000, or 8.9%, to $9.6 million for the third quarter 2000 compared to $8.9 million for the same period in 1999. An increase in the average loan balances coupled with an increase in the average loan yield contributed to the increased loan interest income. The average loan balance increased $11.8 million to $480.3 million in the third quarter of 2000 compared to $468.5 million in the third quarter of 1999. In addition, the average loan yield for the three months ended September 30,2000 was 8.03% as compared to 7.56% for the same period in 1999. The increase in the average loan balance was primarily attributable to loan originations, net of loan portfolio pay downs. The higher interest rate environment contributed to the increased loan yields in the three months ended September 30, 2000, compared to the three months ended September 30, 1999.

     Interest on the Company's portfolio of mortgage-backed certificates increased $480,000, to $1.2 million for the quarter ended September 30, 2000 from $731,000 for the comparable 1999 period. The average balance of the portfolio increased $28.3 million from $42.4 million in the third quarter of 1999 to $70.7 million in the third quarter of 2000.

     Interest on deposits increased by $386,000, or 9.2%, for the quarter ended September 30, 2000 compared to the quarter ended September 30,1999. This increase was attributed to both a increase in the average balance of interest-bearing checking, savings and money market deposits and an increase in the overall cost of deposits. The average balance of interest-bearing checking, savings and money market deposits increased by $6.7 million, or 4.4%, for the third quarter of 2000 compared to the same period in 1999. The average cost of deposits increased to 4.52% for the three months ended September 30, 2000 compared to 4.12% for the three months ended September 30, 1999. The increase in the average balance of interest-bearing checking, savings and money market deposits is the result of the Company's continued focus on the growth of this line of business. The higher interest rate environment contributed to the increase in the average cost of deposits.

     Interest on borrowings increased $389,000 for the three months ended September 30, 2000 compared to the same period in 1999. This increase was substantially due to a $4.8 million increase in the average balance of advances from Federal Home Loan Bank to $88.3 million for the third quarter of 2000 compared to $83.5 million for the comparable period in 1999. The overall average cost of borrowings for the third quarter of 2000 increased to 6.27% from 5.10% for the same period in 1999. A major factor contributing to this increase was the conversion of a $60 million, 5.18% fixed rate advance outstanding during the third quarter of 1999 compared to outstanding advances bearing higher rates during the third quarter of 2000.

Provision for Loan Losses

     The provision for loan losses was $19,000 for the third quarter of 2000 compared to $39,000 for the third quarter of 1999. Net loans charged off during the three months ended September 30, 2000 were $49,000, compared to $46,000 in net loans charged off for the comparable 1999 period.

Other Income and Expenses

     Other expenses net of other income increased $187,000 for the three months ended September 30, 2000 compared to the comparable period in 1999. A $228,000 increase in salaries and employee benefits, a $63,000 increase in net occupancy expense and a $189,000 decrease in other miscellaneous income was partially offset by increases of $164,000 in commercial mortgage brokerage fees, $69,000 in deposit fees and $63,000 in gains on sales of loans and securities. The $189,000 decrease in other miscellaneous income is primarily the result of gains on the sale of property and equipment of $203,000 in the third quarter of 1999 compared to gains on the sale of property and equipment of $25,000 in the third quarter of 2000.

Comparison of Operating Results for the Nine Months Ended September 30, 2000 and September 30, 1999.

General

     The Company's pre-tax income increased by $89,000 to $7.1 million for the nine months ended September 30, 2000 from $7.0 million for the nine months ended September 30, 1999. The increase was primarily attributed to a $382,000 increase in net interest income after provision for loan losses and a $92,000 decrease in other expenses partially offset by a $385,000 decrease in other income.

Net Interest Income

     The Company's net interest income increased $355,000 or 2.2% to $16.2 million for the first nine months of 2000 compared to $15.8 million for the first nine months of 1999. A $2.9 million increase in interest income was partially offset by a $2.5 million increase in interest expense.

     Interest on loans increased $600,000, or 2.2%, to $28.1 million for the first nine months of 2000 compared to $27.5 million for the same period in 1999. While the average loan yield increased to 7.90% for the first nine months of 2000 as compared to 7.56% for the same period in 1999, the average loan balance decreased $11.0 million to $474.2 million in the first nine months of 2000. The decrease in the average loan balance was primarily attributable to net portfolio pay downs. The higher interest rate environment contributed to the increased loan yields in the first nine months of 2000 compared to the same period in 1999.

     Interest on the Company's portfolio of mortgage-backed certificates increased $2.8 million, to $4.0 million for the nine months ended September 30, 2000 from $1.3 million for the comparable 1999 period. The average balance of the portfolio increased $54.7 million from $23.7 million in the first nine months of 1999 to $78.4 million in the first nine months of 2000. This increase was primarily attributable to the purchase of $51.8 million in mortgage-backed securities in the third quarter of 1999.

     Interest on deposits increased by $777,000, or 6.2%, for the nine months ended September 30, 2000, compared to the nine months ended September 30,1999. This increase resulted from an increase in the average balance of interest-bearing deposits and an increase in the average cost of deposits. The $1.7 million increase in the average balance of interest-bearing deposits consisted of a $6.6 million net increase in the average balance of interest-bearing checking, savings, and money market deposits partially offset by a $5.0 million decrease in the average balance of certificates of deposits. The Company has continued to focus on the growth of interest-bearing checking, savings and money market deposits as part of its banking initiatives. The overall average cost of deposits for the nine months ended September 30, 2000 increased to 4.36% from 4.12% for the comparable 1999 period. The higher interest rate environment contributed to the increase in the average cost of deposits.

     Interest on borrowings increased $1.8 million for the nine months ended September 30, 2000 compared to the same period in 1999. This increase was due in part to a $23.2 million increase in the average balance of FHLB advances to $103.3 million for the first nine months of 2000 compared to $80.1 million for the comparable period in 1999. Additionally, the overall average cost of borrowings for the first nine months of 2000 increased to 6.02% from 4.97% for the same period in 1999. A major factor contributing to this increase was the conversion of a $60 million, 5.18% fixed rate advance outstanding during the first nine months of 1999 compared to outstanding advances bearing higher rates during the first nine months of 2000.

Provision for Loan Losses

     The Company's provision for loan losses was $48,000 for the nine months ended September 30, 2000 as compared to $75,000 for the same period in 1999. Net loans charged off during the nine months ended September 30, 2000 were $95,000 compared to $217,000 for the comparable 1999 period. Normal recurring net chargeoffs for the nine-month period ended September 30, 2000 and September 30, 1999 decreased $27,000 which represents the change in the provision for loan losses, while net chargeoffs for loan types in which the Bank is no longer active decreased $94,000.

Other Income

     Total other income decreased by $385,000, or 6.9%, for the first nine months of 2000 compared to the same period in 1999. A $309,000 decrease in other miscellaneous income and a $94,000 decrease in gains on sales of loans contributed to the decrease. The $309,000 decrease in other miscellaneous income was attributable primarily to $287,000 of gains from the sale of assets in 1999 compared to $76,000 of gains on the sale of assets in 2000. Higher interest rates adversely impacted mortgages originated for sale resulting in lower volumes of loans sold in the first nine months of 2000 compared to the same period in 1999.

     Deposit fees and net merchant processing income increased $160,000, or 8.5%, and $33,000, or 8.8%, respectively, for the first nine months of 2000 compared to the first nine months of 1999.

Other Expenses

     Total other expenses, excluding merchant processing expense discussed above, increased by $81,000 or less than 1.0%, for the nine months ended
September 30, 2000 compared to the same period in 1999. The increase was primarily due to increases in equipment and net occupancy expense, partially offset by decreases in salary and employee benefits expense and other expense.

Liquidity

     The principal sources of funds for the Company for the nine months ended September 30, 2000 included $207.0 million of advances from the FHLB, $32.6 million in proceeds from the sale of loans, $19.6 million in proceeds from principal repayments and maturities of securities available for sale, $18.2 million in proceeds from the sale of securities available for sale and a $17.8 million increase in deposits. Funds were used primarily to repay $261.0 million in FHLB advances, to originate loans held for sale of $31.1 million, to fund purchases of securities available for sale of $5.5 million, and to fund a $4.1 million increase in loans held for investment.

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

     All savings institutions, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At September 30, 2000 and December 31, 1999, the Bank exceeded the required liquid asset ratio of 4.0%.

Item 3 - Quantitative and Qualitative Disclosure About Market Risk
------------------------------------------------------------------

Market Risk Management

     The Company's primary market risk exposure is interest rate risk. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of the Company's interest-earning assets and interest-bearing liabilities. There were no material changes in the Company's market risk management strategy, as stated in the Company's 1999 annual report, during the first nine months of 2000.


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings - Inapplicable

Item 2 - Changes in Securities - Inapplicable

Item 3 - Defaults Upon Senior Securities - Inapplicable

Item 4 - Submission of Matters to a Vote of Security Holders - None

Item 5 - Other Information - None

Item 6 - Exhibits and Reports on Form 8-K

6.a.     Exhibit 10.26 - Employment Agreement with Roger J. Lambert
             The Employment Agreement with Roger J. Lambert is attached as
             Exhibit 10.26.

6.b.     Reports on Form 8-K during the third quarter of 2000

          On September 26, 2000,  the Company filed Form 8-K, Item 4 and Item 7.
          Item 4 reported that on September 19, 2000, the Company's Board of Directors voted to engage the accounting firm of KPMG LLP as the principal accountant to audit the Company's financial statements for the fiscal year ending December 31, 2000, to replace the firm of PricewaterhouseCoopers LLP, the principal accountant engaged to audit the Company's financial statements as of December 31, 1999 and 1998, and for each of the years in the two year period ended December 31, 1999. Item 7 included, as an exhibit, a letter from PricewaterhouseCoopers LLP.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CENIT BANCORP, INC.


DATE:   November 9, 2000                   /S/ Michael S. Ives
                                           -------------------------------------
                                           Michael S. Ives
                                           President and Chief Executive Officer



DATE:   November 9, 2000                   /S/ John O. Guthrie
                                           -------------------------------------
                                           John O. Guthrie
                                           Senior Vice President and
                                           Chief Financial Officer