Form 10-K
period 2000-12-31
CENIT BANCORP INC
filed 2001-03-30
CIK 877834

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934

For the fiscal year ended December 31, 2000

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the transition period from _______________ to _______________.

Commission file number 0-20378

                           CENIT BANCORP, INC.
------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

         Delaware                                  54-1592546
-------------------------                -------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

300 East Main Street, Suite 1350
Norfolk, Virginia                                        23510
-------------------------                -------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code 757-446-6600
                                                   ------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                 Common Stock, par value $.01 per share
-------------------------------------------------------------------------------
                            (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No. _____.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the closing price of $14.56 of the registrant's common stock on February 28, 2001, as reported on the Nasdaq Stock Market under the symbol "CNIT," the aggregate market value of the voting stock held by non-affiliates of the registrant was $54,418,359. Solely for purposes of this calculation, all executive officers and directors of the registrant are considered to be affiliates. Also included are certain shares held by various employee benefit plans.

The number of shares of the registrant's common stock outstanding as of February 28, 2001 was 4,430,171.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Definitive Proxy Statement for its 2001 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Rule G(3) of the General Instructions for Form 10-K. Information from such Definitive Proxy Statement is hereby incorporated by reference into
Part III, Items 10, 11, 12, and 13.

                                     PART I

Item 1 - Business

General

     CENIT Bancorp, Inc. (the "Company") is a Delaware corporation that was organized in July, 1991 for the purpose of becoming the unitary savings and loan holding company for CENIT Bank (the "Bank").

     The Company currently conducts its business from its corporate headquarters in Norfolk, Virginia, and through twenty retail offices and two mortgage origination offices located in southeastern Virginia. The Company operates in one business segment, providing retail and commercial banking services to customers within its market. At December 31, 2000, the Company had total deposits of $494.5 million. The Bank's deposits are insured up to the maximum allowable amount by the Federal Deposit Insurance Corporation (the "FDIC") through the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF"). The Bank is regulated by the Office of Thrift Supervision ("OTS"), the FDIC, and the Securities and Exchange Commission (the "SEC"). The Bank is a member of the Federal Home Loan Bank of Atlanta (the "FHLB") and is subject to the Board of Governors of the Federal Reserve Board (the "Federal Reserve") concerning reserves required to be maintained against deposits and certain other matters.

     At December 31, 2000, the Company had total assets of $632.2 million and total stockholders' equity of $51.5 million. The Company's office is located at the corporate headquarters of the Bank at 300 East Main Street, Suite 1350, Norfolk, Virginia, 23510. The telephone number is (757) 446-6600.

Market Area

     The Company is located in the Norfolk-Virginia Beach-Newport News Metropolitan Statistical Area ("MSA"), which extends approximately 65 miles from Williamsburg, Virginia to Virginia Beach, Virginia, and Currituck County, North Carolina. This MSA is the 28th largest MSA in the United States and the fifth largest MSA in the southeastern United States with a population in 2000 of approximately 1.5 million persons. The Company's principal market within this region is the Hampton Roads area, which is composed of the cities of Norfolk, Portsmouth, Virginia Beach, Chesapeake, Suffolk, Hampton, and Newport News. The Company has its corporate headquarters in Norfolk, Virginia and the Bank currently has a total of twenty retail offices and twenty-six automated teller machines located in the cities of Norfolk, Portsmouth, Virginia Beach, Chesapeake, Hampton, Newport News and in York County, Virginia. In addition, the Company has a mortgage loan origination office located in the city of Chesapeake. One of the Company's York County retail offices also includes a mortgage loan origination office.

     Although the Hampton Roads area supports a wide range of industrial and commercial activities, the area's principal employer is the United States Navy and other branches of the Armed Forces of the United States. Significant cutbacks in defense spending and consolidations of domestic military installations could affect the general economy of the Company's market area. Depending on whether the Hampton Roads area experiences an overall increase or decrease in military and federal wages and salaries, the potential future impact of any such cutbacks or consolidations could be either favorable or unfavorable.

Competition

     The Company faces significant competition both in making loans and in attracting deposits. The Company's competition for loans comes from commercial banks, savings banks, mortgage banking subsidiaries of regional commercial banks, national mortgage bankers, insurance companies, and other institutional lenders. The Company's most direct competition for deposits has historically come from savings banks, commercial banks, credit unions and other financial institutions. Based upon total assets at December 31, 2000, the Bank constitutes the largest bank or thrift institution with its parent company headquartered in its MSA. The Company may face an increase in competition as a result of the continuing reduction in the restrictions on the interstate operations of financial institutions. The Company also faces competition for deposits from short-term money market mutual funds and other corporate and government securities funds.

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



                                                                         Year ended December 31,
                                          ----------------------------------------------------------------------------------------
                                                      1998                         1999                           2000
                                          ----------------------------------------------------------------------------------------
                                          Average              Yield/   Average              Yield/    Average              Yield/
                                          Balance   Interest    Cost    Balance   Interest    Cost     Balance  Interest     Cost
                                          -------   --------   ------   -------   --------   ------    -------  --------    ------
                                                                            (Dollars in Thousands)
Interest-earning assets:
   Loans (1)                             $507,694  $ 39,931    7.87%   $480,627  $ 36,506    7.60%    $474,381  $ 37,680    7.94%
   Mortgage-backed certificates            46,967     3,208    6.83      36,300     2,533    6.98       76,465     5,244    6.86
   U.S. Treasury, other U.S.
      Government agency and other
      debt securities                      44,542     2,664    5.98      56,556     3,237    5.72       42,932     2,411    5.62
   Federal funds sold                      13,292       705    5.30      13,894       683    4.92        9,614       601    6.25
   Federal Home Loan Bank stock             7,078       523    7.39       4,666       353    7.57        5,651       438    7.75
                                         --------   -------            --------   -------             --------  --------
    Total interest-earning assets         619,573    47,031    7.59     592,043    43,312    7.32      609,043    46,374    7.61
                                         --------   -------            --------   -------             --------  --------
Noninterest-earning assets:
   REO                                        710                           314                            107
   Other                                   41,095                        38,232                         38,151
                                         --------                      --------                       --------
    Total noninterest-earning assets       41,805                        38,546                         38,258
                                         --------                      --------                       --------
        Total assets                     $661,378                      $630,589                       $647,301
                                         ========                      ========                       ========
Interest-bearing liabilities:
   Passbook and statement savings        $ 39,700     1,250    3.15    $ 34,500       841    2.44     $ 31,307       747    2.39
   Checking accounts                       34,861       606    1.74      40,633       579    1.42       43,192       597    1.38
   Money market deposit accounts           64,109     2,397    3.74      75,442     2,604    3.45       82,381     3,106    3.77
   Certificates of deposit                292,456    15,318    5.24     255,142    12,713    4.98      249,038    13,549    5.44
                                         --------   -------            --------   -------             --------  --------
    Total interest-bearing deposits       431,126    19,571    4.54     405,717    16,737    4.13      405,918    17,999    4.43

   Advances from the Federal Home
      Loan Bank                           103,592     5,622    5.43      87,921     4,602    5.23       98,071     6,043    6.16
   Other borrowings                         1,008        77    7.64           -         -       -            -         -       -
   Securities sold under agreements
      to repurchase                        12,026       535    4.45      15,711       641    4.08       15,361       819    5.33
                                         --------    -------           --------   -------             --------  --------
    Total interest-bearing liabilities    547,752     25,805   4.71     509,349    21,980    4.32      519,350    24,861    4.79
                                         --------    --------          --------   -------             --------  --------
Noninterest-bearing liabilities:
   Deposits                                56,407                        65,730                         71,922
   Other liabilities                        6,413                         4,909                          5,268
                                         ---------                     --------                       --------
    Total noninterest-bearing liabilities  62,820                        70,639                         77,190
                                         ---------                     --------                       --------
        Total liabilities                 610,572                       579,988                        596,540
Stockholders' equity                       50,806                        50,601                         50,761
                                         ---------                     --------                       --------
Total liabilities and
       stockholders' equity              $661,378                      $630,589                       $647,301
                                         ========                      ========                       ========
Net interest income/interest
       rate spread                                  $ 21,226   2.88%             $ 21,332    3.00%              $ 21,513    2.82%
                                                    ========   ====              ========    ====               ========    ====
Net interest position/net
       interest margin                   $ 71,821              3.43%   $ 82,694             3.60%    $ 89,693               3.53%
                                         ========              ====    ========             ====     ========               ====
Ratio of average interest-earning
       assets to average interest-
       bearing liabilities                 113.11%                       116.24%                       117.27%
                                           ======                        ======                        ======

(1)  Includes nonaccrual loans and loans held for sale.

Volume/Rate Analysis

   The following table analyzes changes in interest income and interest expense in terms of: (i) changes in the volume of interest-earning assets and interest-bearing liabilities and (ii) changes in rate. The table reflects the extent to which changes in the Company's interest income and interest expense are attributable to changes in volume (changes in volume multiplied by prior period's rate) and changes in rate (changes in rate multiplied by prior period's volume). Changes attributable to the combined impact of volume and rate have been allocated proportionately to changes due to volume and changes due to rate.


                                                                               Year ended December 31,
                                                               1998 vs. 1999                            1999 vs. 2000
                                                     -------------------------------         ---------------------------------
                                                            Increase (decrease)                      Increase (decrease)
                                                                  due to                                   due to
                                                     -------------------------------         ---------------------------------
                                                     Volume        Rate          Net         Volume          Rate         Net
                                                     ------        ----          ---         ------          ----         ---
                                                                               (Dollars in Thousands)
Interest Income:
   Loans (1)                                         $(2,084)    $(1,341)    $(3,425)        $ (479)       $ 1,653     $ 1,174
   Mortgage-backed certificates                         (743)         68        (675)         2,755            (44)      2,711
   U.S. Treasury, other U.S.
     Government agency and other
     debt securities                                     692        (119)        573           (766)           (60)       (826)
   Federal funds sold                                     31         (53)        (22)          (241)           159         (82)
   Federal Home Loan Bank stock                         (182)         12        (170)            76              9          85
                                                     -------     -------     -------         ------        -------     -------

     Total interest income                            (2,286)     (1,433)     (3,719)         1,345          1,717       3,062
                                                     -------     -------     -------         ------        -------     -------

Interest Expense:
   Passbook and statement savings                       (150)       (259)       (409)           (76)           (18)        (94)
   Checking accounts                                      92        (119)        (27)            36            (18)         18
   Money market deposit accounts                         401        (194)        207            251            251         502
   Certificates of deposit                            (1,886)       (719)     (2,605)          (310)         1,146         836
   Advances from the Federal Home Loan Bank             (826)       (194)     (1,020)           568            873       1,441
   Other borrowings                                      (77)          -         (77)             -              -           -
   Securities sold under agreements to
     repurchase                                          153         (47)        106            (15)           193         178
                                                     -------     -------     -------         ------        -------     -------

     Total interest expense                           (2,293)     (1,532)     (3,825)           454          2,427       2,881
                                                     -------     -------     -------         ------        -------     -------

     Net interest income                             $     7     $    99     $   106         $  891        $  (710)    $   181
                                                     =======     =======     =======         ======        =======     =======

---------------------------
(1) Includes nonaccrual loans and loans held for sale. Net loan fees are included in loan interest income; however, they are not considered material.

Interest Rate Risk Management

     For discussion, See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Risk Management."

Lending Activities

     General. The Company engages in a wide range of lending activities, which include the origination, primarily in its market area, of one to four-family and multi-family residential mortgage loans, commercial real estate loans, construction loans, land acquisition and development loans, consumer loans, and commercial business loans; and the bulk purchase of residential loans primarily located outside its market area. At December 31, 2000, the Company's total gross loans held for investment in all categories equaled $521.1 million.

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




                                                                       At December 31,
                                              -------------------------------------------------------------------------------------
                                                  1996              1997              1998              1999             2000
                                              --------------   --------------    ---------------  ---------------   ---------------
                                              Amount Percent   Amount  Percent   Amount  Percent  Amount  Percent   Amount  Percent
                                              ------ -------   ------  -------   ------  -------  ------  -------   ------  -------
                                                                   (Dollars in Thousands)
Real estate loans:
   Residential permanent 1- to 4-family:
     Adjustable rate                        $157,542   33.63%  $213,682  40.20% $181,104  34.63% $149,163  29.44%  $139,663  26.80%
     Fixed rate
       Conventional                           98,952   21.12     89,356  16.81    66,041  12.63    69,055  13.63     63,324  12.15
       Guaranteed by VA or insured by FHA      7,004    1.50      5,487   1.03     3,972   0.76     2,823   0.56      2,276   0.44
                                            --------  ------   --------  -----  --------  -----  --------  -----   --------  -----
     Total permanent 1- to 4-family          263,498   56.25    308,525  58.04   251,117  48.02   221,041  43.63    205,263  39.39
                                            --------  ------   --------  -----   -------  -----   -------  -----   --------  -----
   Residential permanent 5 or more family      7,100    1.52      6,374   1.20     7,874   1.51     8,082   1.59      7,620   1.46
                                            --------  ------   --------  -----   -------  -----   -------  -----   --------  -----
     Total permanent residential loans       270,598   57.77    314,899  59.24   258,991  49.53   229,123  45.22    212,883  40.85
                                            --------  ------   --------  -----   -------  -----   -------  -----    -------  -----
   Commercial real estate loans:
     Hotels                                    9,651    2.06     10,240   1.93     9,208   1.76    10,711   2.11      6,513   1.25
     Office and warehouse facilities          27,178    5.80     26,710   5.02    36,659   7.01    38,908   7.68     42,974   8.25
     Retail facilities                        18,181    3.88     18,249   3.43    22,823   4.37    22,098   4.36     26,402   5.07
     Other                                     3,304    0.71      2,714   0.51     7,921   1.51    10,007   1.97      9,007   1.73
                                            --------  ------   --------  -----   -------  -----   -------  -----   --------  -----
     Total commercial real estate loans       58,314   12.45     57,913  10.89    76,611  14.65    81,724  16.12     84,896  16.30
                                            --------  ------   --------  -----   -------  -----   -------  -----   --------  -----
   Construction loans:
     Residential 1- to 4-family               43,807    9.35     44,208   8.32    47,232   9.03    48,912   9.65     43,968   8.43
     Residential 5 or more family              8,855    1.89     12,784   2.40    19,621   3.75     9,616   1.90      9,323   1.79
     Nonresidential                            3,365    0.72      1,420   0.27     4,101   0.79     7,685   1.52     25,471   4.89
                                            --------  ------   --------  -----   -------  -----   -------  -----   --------  -----
     Total construction loans                 56,027   11.96     58,412  10.99    70,954  13.57    66,213  13.07     78,762  15.11
                                            --------  ------   --------  -----   -------  -----   -------  -----   --------  -----
   Land acquisition and development loans:
     Consumer lots                             5,396    1.15      4,573   0.86     3,703   0.71     3,566   0.70      3,654   0.70
     Acquisition and development              16,010    3.42     13,327   2.51    11,444   2.19    18,065   3.57     19,175   3.68
                                            --------  ------   --------  -----   -------  -----   -------  -----   --------  -----
     Total land acquisition and
       development loans                      21,406    4.57     17,900   3.37    15,147   2.90    21,631   4.27     22,829   4.38
                                            --------  ------   --------  -----   -------  -----   -------  -----   --------  -----
   Total real estate loans                   406,345   86.75    449,124  84.49   421,703  80.65   398,691  78.68    399,370  76.64
                                            --------  ------   --------  -----   -------  -----   -------  -----   --------  -----
Consumer loans:
   Boats                                       7,814    1.67      5,685   1.07     4,275    0.82    2,855   0.56      2,010   0.39
   Home equity and second mortgage            29,578    6.31     45,194   8.50    52,845   10.11   56,469  11.14     60,343  11.58
   Other                                       6,743    1.44      7,345   1.38    10,589    2.02   11,968   2.37     12,594   2.41
                                            --------  ------   --------  -----   -------   -----  -------  -----   --------  -----
   Total consumer loans                       44,135    9.42     58,224  10.95    67,709   12.95   71,292  14.07     74,947  14.38
                                            --------  ------   --------  -----   -------   -----  -------  -----   -------- ------
Commercial business loans                     17,922    3.83     24,222   4.56    33,485    6.40   36,739   7.25     46,780   8.98
                                            --------  ------   --------  -----   -------   -----  -------  -----   -------- ------
   Total loans                               468,402  100.00%   531,570 100.00%  522,897  100.00% 506,722 100.00%   521,097 100.00%
                                            --------  ======   -------- ======   -------  ======  ------- ======    ------- ======
Less:
   Allowance for loan losses                   3,806              3,783            4,024            3,860             3,804
   Undisbursed portion of construction and
     acquisition and development loans        42,309             42,067           35,463           34,714            46,241
   Unearned discounts, premiums, and
     loan fees, net                               68               (767)          (1,373)          (1,470)           (1,464)
                                            --------           --------          -------          -------           -------
                                              46,183             45,083           38,114           37,104            48,581
                                            --------           --------          -------          -------            ------
Total loans, net                            $422,219           $486,487         $484,783         $469,618          $472,516
                                            ========           ========         ========         ========          ========

     Loan Maturities and Interest Rate Sensitivity. The following tables set forth the fixed-rate and adjustable-rate composition and the contractual maturities by general loan categories of the Company's loan portfolio at December 31, 2000. Loans shown in the second table as including a "call" provision are fixed-rate loans that permit the Company to demand payment of the loan on one or more specified dates as set forth in the loan documents. Such loans are included in the category in which they first may be called by the Company. The amounts shown for each period do not take into account loan prepayments. The contractual maturities of the loans indicated in the following tables do not necessarily reflect the actual average life of loans in the Company's loan portfolio because of loan prepayments and other factors.



                                                                      Maturity in
                                       --------------------------------------------------------------------------
                                                     Over one    Over five    Over ten         Over
                                       One year      to five      to ten      to twenty       twenty
                                       or less        years        years        years          years        Total
                                       --------      --------    ---------    ---------        -----        -----
                                                                 (Dollars in Thousands)

Permanent 1- to 4-family               $  6,676      $ 26,443     $34,503     $ 77,751      $ 59,890       $205,263

Permanent 5 or more family                  373         2,113       2,585        2,549             -          7,620

Commercial real estate                    8,020        25,514      24,539       26,622           201         84,896

Construction                             78,762             -           -            -             -         78,762

Land acquisition and development         19,148           743         642        1,289         1,007         22,829

Consumer                                 37,449        19,830       9,178        6,586         1,904         74,947

Commercial business                      32,549        12,492         877          862             -         46,780
                                       --------      --------     -------     --------      --------       --------

   Total                               $182,977      $ 87,135     $72,324     $115,659      $ 63,002       $521,097
                                       ========      ========     =======     ========      ========       ========





                                                                     Maturity after December 31,
                                        ----------------------------------------------------------------------------
                                                               Floating
                                                                  or
                                           Fixed              Adjustable
                                           Rates                 Rates                 Calls                  Total
                                           -----               ---------              -------                -------
                                                                   (Dollars in Thousands)
Permanent 1- to 4-family                  $39,611              $137,176               $21,800               $198,587

Permanent 5- or more family                   38                  6,434                   775                 7,247

Commercial real estate                    16,190                 36,030                24,656                76,876

Construction                                   -                      -                     -                     -

Land acquisition and development             624                     29                 3,028                 3,681

Consumer                                  29,990                  1,403                 6,105                37,498

Commercial business                       11,477                  1,726                 1,028                14,231
                                          ------               --------               -------               -------

   Total                                  $97,930              $182,798               $57,392               $338,120
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

     Residential Mortgage Lending. A major lending activity of the Company is the origination of residential mortgage loans secured by properties located in its primary market area in southeastern Virginia. Originations may be supplemented by the bulk purchase of residential mortgage loans outside of the Company's market area. The Company originates mortgage loans through its branch managers and its loan officers. The Company currently offers both fixed-rate and adjustable-rate mortgage loans.

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

     Construction Lending. The Company has an active construction lending program. The Company makes loans for the construction of one- to four-family residences and, to a lesser extent, multi-family dwellings. The Company also makes construction loans for office and warehouse facilities and other nonresidential projects generally limited to borrowers that present other business opportunities for the Company.

     The amounts, interest rates and terms for construction loans vary, depending upon market conditions, the size and complexity of the project, and the financial strength of the borrower and the guarantors of the loan. The term for the Company's typical construction loan ranges from 9 to 12 months for the construction of an individual residence and from 18 months to a maximum of three years for larger residential or commercial projects. The Company does not typically amortize its construction loans, and the borrower pays interest monthly on the outstanding principal balance of the loan. The Company's construction loans generally have a floating or variable rate of interest plus a margin but occasionally have a fixed interest rate. The Company does not generally finance the construction of commercial real estate projects built on a speculative basis. For residential builder loans, the Company limits the number of models and/or speculative units allowed depending on market conditions, the builder's financial strength and track record, and other factors. Generally, the maximum loan-to-value ratio for one-to-four family residential construction loans is 80% of the property's fair market value, or 85% of the property's fair market value if the property will be the borrower's primary residence. The fair market value of a project is determined on the basis of an appraisal of the project usually conducted by an independent, outside appraiser acceptable to the Company. For larger projects where unit absorption or leasing is a concern, the Company may also obtain a feasibility study or other acceptable information from the borrower or other sources about the likely disposition of the property following the completion of construction.

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

     Commercial Real Estate Lending. The Company's commercial real estate loans are primarily secured by the value of real property and the income arising therefrom. The proceeds of commercial real estate loans are generally used by the borrower to finance or refinance the cost of acquiring and/or improving a commercial property. The properties that typically secure these loans are office and warehouse facilities, hotels, retail facilities, restaurants and other commercial properties. The Company's present policy is generally to restrict the making of commercial real estate loans to borrowers who will occupy or use the financed property in connection with their normal business operations. However, the Company will consider making commercial real estate loans under the following two conditions. First, the Company will consider making commercial real estate loans for other purposes if the borrower is in strong financial condition and presents a substantial business opportunity for the Company.
Second, the Company will consider making commercial real estate loans to creditworthy borrowers who have substantially pre-leased the improvements to recognized credit quality tenants. Generally, such loans require full amortization over a lesser term compared to the normal twenty-five year amortization period.

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

     Land Acquisition and Development Lending. Land acquisition and development loans are loans made to builders and developers for the purpose of acquiring unimproved land to be developed for residential building sites, residential housing subdivisions, multi-family dwellings, and a variety of commercial uses. The Company's present policy is to make land loans to borrowers for the purpose of acquiring developed lots for single-family, townhouse or condominium construction or to facilitate the sale of real estate owned ("REO"). The Company will also make land acquisition and development loans to residential builders, experienced developers and others in strong financial condition in order to provide additional construction and mortgage lending opportunities for the Company.

     Land acquisition and development loans are underwritten and processed by the Company in much the same manner as commercial construction loans and commercial real estate loans. The Company uses a lower loan-to-value ratio for these types of loans, which is a maximum of 65% for unimproved land, and 75% for developed lots for single-family or townhouse construction, respectively, of the discounted appraised value of the property as determined in accordance with the Company's appraisal policies. The maximum loan-to-value ratio can be waived for particularly strong borrowers on an exception basis with such waivers reported to the Bank's Board of Directors. The term of land acquisition and development loans ranges from a maximum of two years for loans relating to the acquisition of unimproved land to generally, a maximum of five years for other types of projects. All land acquisition and development loans are generally further secured by one or more unconditional personal guarantees, and all land acquisition and development loans are approved by the Company's Loan Committee. Because these loans are usually in a larger amount and involve more risk than consumer lot loans, the Company carefully evaluates the borrower's assumptions and projections about market conditions and absorption rates in the community in which the property is located and the borrower's ability to carry the loan if the borrower's assumptions prove inaccurate.

     Consumer Lending. The Company offers a variety of consumer loans, including home equity and second mortgage loans, and other consumer loans, which include automobile, personal (secured and unsecured), credit card, and loans secured by savings accounts or certificates of deposit. The Company also offers consumer loans to its customers as part of its consumer and small business banking strategy and because the shorter terms and generally higher interest rates on such loans help the Company maintain a profitable spread between its average loan yield and its cost of funds.

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

     Home Equity and Second Mortgage Lending. The Company offers its customers home equity lines of credit and second mortgage loans that enable customers to borrow funds secured by the equity in their homes. Currently, home equity lines of credit are offered with adjustable rates of interest that are generally priced at the prime lending rate plus .5%, with the rate for the first 12 months set at a lesser rate. Second mortgage loans are offered with fixed and adjustable rates. Call option provisions are included in the loan documents for some longer-term, fixed-rate second mortgage loans, and these provisions allow the Company to make interest rate adjustments for such loans. Second mortgage loans are granted for a fixed period of time, usually between five and twenty years, and home equity lines of credit are made on an open-end, revolving basis under which the borrower is obligated to pay each month a variable amount equal to accrued interest on the outstanding principal plus three fourths of one percent of the outstanding principal.

     Commercial Business Lending. Commercial business loan products include revolving lines of credit to provide working capital, term loans to finance the purchase of vehicles and equipment, letters of credit to guarantee payment and performance, and other commercial loans. In general, all of these credit facilities carry the unconditional guaranty of owners/stockholders.

     Revolving, operating lines of credit are typically secured by all current assets of the borrower, provide for the acceleration of repayment upon any event of default, are monitored monthly or quarterly to ensure compliance with loan covenants, and are re-underwritten/renewed annually. Interest rates generally will float at a spread tied to the Company's prime lending rate. Term loans are generally advanced for the purchase of, and are secured by, vehicles and equipment and are normally fully amortized over a two- to five-year term, on either a fixed or floating rate basis.

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

     Real property purchased or acquired by foreclosure or by deed in lieu of foreclosure is classified as REO until sold. REO is recorded at the lower of cost or estimated fair value as determined generally by appraisals. If the fair value of REO is less than the book value of the loan formerly secured by such REO, the fair value becomes the new cost basis of the REO, and the difference is charged against the allowance for loan losses on the date of foreclosure or completion of the appraisal. Subsequent valuations are periodically performed and valuation allowances are established if the carrying value of the real estate exceeds estimated fair value less estimated costs of sales. Other repossessed assets (boats, mobile homes, automobiles, etc.) are carried at the lower of cost or estimated fair value as determined by independent surveys or appraisals at the time of repossession. If the fair value of the repossessed asset is less than the book value of the loan formerly secured by such repossessed asset, the difference between the book value and the fair value is charged to the allowance for loan losses on the date of repossession.

         The  following  table  sets  forth   information  about  the  Company's
nonperforming   loans,  REO,  other  repossessed   assets,   and  troubled  debt
restructurings at the dates indicated.


                                                                                    At December 31,
                                                            ------------------------------------------------------------------
                                                            1996            1997            1998            1999          2000
                                                            ----            ----            ----            ----          ----
                                                                                   (Dollars in Thousands)
Nonperforming loans:

    Real estate loans:
     Permanent residential 1- to 4-family:
        Nonaccrual                                        $  1,172       $    528        $    359        $     54       $  1,379
        Accruing loans 90 days or more past due                246             53             511              87              -
                                                          --------       --------        --------        --------       --------
          Total                                              1,418            581             870             141          1,379
                                                          --------       --------        --------        --------       --------
     Commercial real estate:
        Nonaccrual                                             457              -               -               -              -
                                                          --------       --------        --------        --------       --------
     Total                                                     457              -               -               -              -
                                                          --------       --------        --------        --------       --------
     Construction:
        Accruing loans 90 days or more past due                170              -               -               -              -
                                                          --------       --------        --------        --------       --------
          Total                                                170              -               -               -              -
                                                          --------       --------        --------        --------       --------
     Land acquisition and development:
        Nonaccrual                                             200            200               -              48             46
                                                          --------       --------        --------        --------       --------
           Total                                               200            200               -              48             46
                                                          --------       --------        --------        --------       --------

   Consumer loans:
        Nonaccrual
          Boats                                                  -             10              37              10              5
          Home equity and second mortgage                        -              -              57              49             34
          Other                                                100             62              46              20             14
        Accruing loans 90 days or more past due                  9              5               2               -              -
                                                          --------       --------        --------        --------       --------
          Total                                                109             77             142              79             53
                                                          --------       --------        --------        --------       --------

   Commercial business loans:
        Nonaccrual                                             483            240              64             111            202
        Accruing loans 90 days or more past due                  -              5               -               -              -
                                                          --------       --------        --------        --------       --------
          Total                                                483            245              64             111            202
                                                          --------       --------        --------        --------       --------

Total nonperforming loans:
   Nonaccrual                                                2,412          1,040             563             292          1,680
   Accruing loans 90 days or more past due                     425             63             513              87              -
                                                          --------       --------        --------        --------       --------
          Total                                              2,837          1,103           1,076             379          1,680

Real estate owned, net                                       2,769          1,098             377             218              -
Other repossessed assets, net                                   55            228              21               6              -
                                                          --------       --------        --------        --------       --------
   Total nonperforming assets, net                           5,661          2,429           1,474             603          1,680
   Total troubled debt restructurings                            -              -               -               -              -
                                                          --------       --------        --------        --------       --------
Total nonperforming assets, net, and
   troubled debt restructurings                           $  5,661       $  2,429        $  1,474        $    603       $  1,680
                                                          ========       ========        ========        ========       ========

Total nonperforming assets, net, and troubled
   debt restructurings, to total assets                        .80%           .34%            .23%            .09%           .27%
                                                               ===            ===             ===             ===            ===


   Nonperforming Loans. The increase in nonperforming loans from December 31, 1999 to December 31, 2000 was primarily due to the addition of two residential single-family properties serviced by a third party, totaling $856,000 and seven residential single-family properties serviced by the Bank, totaling $557,000. Interest income on nonaccrual loans for the year ended December 31, 2000 would have approximated $141,000, if such loans had been current and performing under their stated, contractual terms throughout the year. Interest income actually recognized on nonaccrual loans for the year ended December 31, 2000 approximated $56,000.

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

   The Company's Internal Review Committee meets each quarter to identify any assets that have undergone a change in circumstances. The Company's objective is to identify problem assets early in order to minimize losses. Assets that are classified by the Company are reviewed at least quarterly to determine whether corrective action has had the effect of improving the quality of the classified asset. At December 31, 2000, the Company had $2.4 million of assets classified as substandard, and $80,000 of assets classified as doubtful. There were no assets classified as loss. These amounts compare with $677,000, $34,000 and $14,000 of assets classified as substandard, doubtful, and loss, respectively, at December 31, 1999.

   Assets classified as substandard at December 31, 2000 were comprised of $914,000 (four loans) of land, construction, and commercial business loans, $1.5 million (ten loans) of permanent one- to four-family real estate loans, and $19,000 (five loans) of consumer loans. Assets classified as doubtful at December 31, 2000 were comprised of two commercial business loans.

   During the first quarter of 2001, an $866,000 one- to four-family real estate loan was placed on nonaccrual status and classified as substandard. The Company believes the allowance for loan losses as of December 31, 2000 is sufficient to absorb any loss related to this loan.

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

   At December 31, 2000, the Company had an allowance for loan losses of $3.8 million and nonperforming loans of $1.7 million which resulted in a coverage ratio of approximately two times the nonperforming loans. At December 31, 1999, the Company had an allowance for loan losses of $3.9 million and nonperforming loans of $379,000 which resulted in a coverage ratio of approximately ten times the nonperforming loans.

   The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated.



                                                                             Year ended December 31,
                                                    ------------------------------------------------------------------------------
                                                      1996            1997             1998            1999            2000
                                                      ----            ----             ----            ----            ----
                                                                              (Dollars in Thousands)

Balance at beginning of year                        $ 3,696          $ 3,806         $ 3,783         $  4,024        $ 3,860
                                                    -------          -------         -------         --------        -------
Charge-offs:
     Real estate:
        Residential                                     312              359             173              184             91
        Commercial                                       75              181               -                -              -
     Other consumer                                     249              202             169              113            138
     Commercial                                         102               94              40               61             46
                                                    -------          -------         -------         --------        -------
         Total charge-offs                              738              836             382              358            275

Recoveries                                              471              213             113               96            171
                                                     ------          -------          ------          -------         ------
     Total charge-offs, net                             267              623             269              262            104

Provision for loan losses                               377              600             510               98             48
                                                     ------          -------          ------          -------         ------
Balance at end of year                              $ 3,806          $ 3,783         $  4,024       $   3,860        $  3,804
                                                    =======          =======         ========       =========        ========

Ratio of net charge-offs during the year to
     average loans receivable during the year          0.08%            0.13%            0.05%           0.05%           0.02%

Ratio of allowance for loan losses to total
     outstanding loans (gross) at end of year          0.81%            0.71%            0.77%           0.76%           0.73%

Allowance for loan losses as a percentage
     of nonperforming loans                          134.16%          342.97%          373.98%       1,018.47%         226.43%


    The following table sets forth the allocation of the allowance for loan losses at the dates indicated by category of loans and as a percentage of the Company's total loans. The entire allowance for loan losses is available to absorb losses from any type of loan.


                                                                         At December 31,
                                           ---------------------------------------------------------------------------------------
                                                1996            1997               1998              1999             2000
                                           ----------------  ----------------  ----------------  ----------------  ---------------
                                                    Percent          Percent           Percent           Percent          Percent
                                                    of loans         of loans          of loans          of loans         of loans
                                                    in each          in each           in each           in each          in each
                                                    category         category          category          category         category
                                                    to total         to total          to total          to total         to total
                                           Amount    loans   Amount   loans   Amount    loans   Amount    loans   Amount    loans
                                           ------    -----   ------   -----   ------    -----   ------    -----   ------    -----
                                                                    (Dollars in Thousands)

Real estate loans:
   Permanent:
     Residential 1- to 4-family           $  512     62.56%  $  484   66.54%  $  350   58.13%  $  416    54.77%   $  629    50.97%
     Residential 5 or more family             21      1.52       25    1.20        6    1.51       81     1.59        76     1.46

   Commercial real estate                    799     12.45      698   10.89      824   14.65      817    16.12       849    16.30

   Construction loans:
     Residential 1- to 4-family              251      9.35      243    8.32      472    9.03      223     9.65       206     8.43
     Residential 5 or more family             89      1.89      128    2.40      196    3.75       85     1.90        55     1.79
     Nonresidential                           34       .72       14     .27       41     .79       51     1.52       128     4.89

   Land acquisition:
     Individual lots                          23      1.15       20     .86       37     .71       42      .70        43     0.70
     Acquisition and development             127      3.42      133    2.51      114    2.19      143     3.57       153     3.68

Consumer loans                               326      3.11      201    2.45      123    2.84      500     2.93       499     2.80

Commercial business loans                    316      3.83      342    4.56      237    6.40      420     7.25       623     8.98

Unallocated                                1,308         -    1,495       -    1,624       -    1,082        -       543        -
                                           ------   ------   ------  ------   ------  ------   ------   ------    ------   ------
                                           $3,806   100.00%  $3,783  100.00%  $4,024  100.00%  $3,860   100.00%   $3,804   100.00%
                                           ======   ======   ======  ======   ======  ======   ======   ======    ======   ======



Mortgage-Backed Certificates

     The Company invests in mortgage-backed certificates that are insured or guaranteed by FNMA, FHLMC, or GNMA.

     The following table sets forth the composition of the Company's portfolio of mortgage-backed certificates at the dates indicated. All mortgage-backed certificates were held in the Company's available for sale portfolio.



                                                                    At December 31,
                                ----------------------------------------------------------------------------------
                                       1998                            1999                          2000
                                ----------------------------------------------------------------------------------
                                Amount       Percent          Amount        Percent          Amount        Percent
                                ------       -------          ------        -------          ------        -------
                                                               (Dollars in Thousands)
    FHLMC                      $ 11,659       68.51%       $ 41,796          50.50%         $ 30,792        31.09%

    FNMA                          3,345       19.65          38,364          46.35            33,815        34.15

    GNMA                          2,015       11.84           2,603           3.15            34,425        34.76
                               --------      ------        --------         ------          --------       ------
Total mortgage-backed
  certificates                 $ 17,019      100.00%       $ 82,763         100.00%         $ 99,032       100.00%
                               ========      ======        ========         ======          ========       ======
---------------

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

    The following table sets forth certain yield, maturity and market value information concerning the Company's mortgage-backed certificates at December 31, 2000:


                                         Principal maturing in (1):
                               ----------------------------------------------------
                                                                                                                      Estimated
                                                                                                      Market           Average
                                                            Over five                   Total        Value at           Life
                               One year     Over one to      to ten         Over      Carrying     December 31,          to
                                or less     five years        years       ten years    Amount          2000           Maturity
                               --------     ----------       -------      ---------   --------      ----------        --------
                                                     (Dollars in Thousands)                                            (years)

     FHLMC                     $  5,797     $ 16,273       $ 7,142      $ 1,580     $  30,792        $ 30,792            3.2

     FNMA                         5,952       20,557         6,216        1,090        33,815          33,815            2.9

     GNMA                         8,893       18,916         6,616            -        34,425          34,425            2.5
                               --------     --------       ---------    -------     ---------        --------
Total                          $ 20,642     $ 55,746       $19,974      $ 2,670     $  99,032        $ 99,032            2.8
                               ========     ========       =======      =======     =========        ========

Weighted average yield             6.48%        6.58%         6.54%        6.75%         6.56%
---------------

(1)   Reflects estimated average life to maturity based on recent prepayment experience of the Company (approximately 8% to 25%).

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

     The following table sets forth certain information concerning the Company's investment portfolio (exclusive of mortgage-backed certificates) at the dates and for the years indicated.



                                                                    At or for the year ended December 31,
                                                  ----------------------------------------------------------------------
                                                         1998                     1999                     2000
                                                  -------------------     --------------------      --------------------
                                                                         (Dollars in Thousands)
                                                  Carrying    Average     Carrying     Average      Carrying     Average
                                                    Value      Yield  (1)   Value       Yield  (1)    Value       Yield (1)
                                                  -------------------     --------------------      --------------------
Investment securities available for sale:
   U.S. Treasury securities                       $ 26,396      6.07%   $ 14,004        6.13%    $     -            -%
   Other U.S. Government agency securities          21,471      5.71      41,281        5.49           -            -
   Other debt security                                 250      9.26         250        9.25         230         9.25

Federal funds sold                                  42,289      5.30      12,908        4.91       8,646         6.25

Federal Home Loan Bank stock                         5,066      7.39       7,100        7.58       5,050         7.75
                                                  --------              --------                 -------

   Total investments                              $ 95,472      6.00    $ 75,543        5.69     $13,926         6.85
                                                  ========              ========                 =======
  ----------

  (1)  Yields are calculated during the years indicated.

     The carrying value of the other debt security approximates the fair market value and its maturity is greater than ten years.

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

   The following table sets forth the average balance distribution and the weighted average interest rates of the Company's deposit accounts at the dates indicated.




                                                                  For the year ended December 31,
                               ---------------------------------------------------------------------------------------------------
                                           1998                               1999                                 2000
                               -------------------------------  -------------------------------  ---------------------------------

                                          Percent of  Weighted             Percent of  Weighted              Percent of   Weighted
                                           Total      Average               Total      Average                Total       Average
                                Average   Average     Nominal   Average    Average     Nominal   Average     Average      Nominal
                               Deposits   Deposits     Rate     Deposits   Deposits     Rate     Deposits    Deposits      Rate
                               --------   --------     ----     --------   --------     ----     --------    --------      ----
                                                                     (Dollars in Thousands)

Noninterest-bearing checking   $ 56,407   11.57%         -%     $ 65,730     13.94%         -     $ 71,922      15.05%         -%
Interest-bearing checking        34,861    7.15       1.18        40,633      8.62       1.26       43,192       9.04       1.05
Passbook and statement savings   39,700    8.14       2.46        34,500      7.32       2.41       31,307       6.55       2.37
Money market deposits            64,109   13.15       3.36        75,442     16.00       3.56       82,381      17.24       4.23
                               --------   -----                 --------     -----                 -------      -----
     Subtotal                   195,077   40.01       1.72       216,305     45.88       1.92      228,802      47.88       2.01

Certificates of deposit         292,456   59.99       5.21       255,142     54.12       5.03      249,038      52.12       5.78
                               --------   -----                 --------     -----                 -------      -----


Total deposits                 $487,533  100.00%      3.59      $471,447    100.00%      3.58     $477,840     100.00%      3.86
                               ========  ======                 ========    ======                 =======     ======



     The following table sets forth, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2000.



                                           At December 31,                       At December 31, 2000,  Maturing in
                                     ------------------------------     ---------------------------------------------------
                                                                                                                  Greater
                                                                        One year                                than three
                                       1998       1999       2000        or less    Two years     Three years      years
                                     --------   --------   --------     ---------   ---------     -----------   -----------
                                                                        (Dollars in Thousands)

Certificate accounts:

   3.99% or less                   $    345   $     52    $     37     $      7      $    -        $    -             30

   4.00% to 4.99%                   121,862    159,000      33,418       31,294         736           514            874

   5.00% to 5.99%                   113,417     67,257      93,690       74,972       8,510         3,439          6,769

   6.00% to 6.99%                    18,818     13,908     110,304       81,453       8,578         1,078         19,195

   7.00% to 7.99%                     9,958      7,312       5,594        4,411         867           195            121

   8.00% to 8.99%                       294        156           -            -           -             -              -

   9.00% to 9.99%                     1,120          -          31           31           -             -              -
                                   --------   --------    --------     --------      ------        ------        -------

     Total certificates            $265,814   $247,685    $243,074     $192,168      $18,691       $5,226        $26,989
                                   ========   ========    ========     ========      =======       ======        =======



   At December 31, 2000, the Company had outstanding $28,696,000 in certificate accounts in amounts greater than $100,000 maturing as follows (which amount includes $2,000,000 of jumbo certificates of deposit with negotiated rates of interest):

                                                   Amount
                                           ------------------------
                                            (Dollars in Thousands)

Three months or less                              $  6,258
Over three months to six months                      5,221
Over six months to twelve months                    11,410
Over twelve months                                   5,807
                                                  --------
   Total                                          $ 28,696
                                                  ========

   Borrowings. Deposits are the Company's primary source of funds. The Company also uses borrowings as an additional source of funds. The Company obtains advances from the FHLB which can be collateralized by certain of its mortgage loans or mortgage-backed certificates. See "Regulation and Supervision--Regulation of the Bank--Federal Home Loan Bank System." Such advances are made pursuant to several credit programs that have specific interest rates and ranges of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the Federal Home Financing Board and the FHLB and the current financial and operating condition of the Bank.

   At December 31, 2000, the Company had $70.0 million of outstanding advances from the FHLB.

   The following table sets forth certain information regarding FHLB advances at the dates indicated:


                                                                               At or for the year ended December 31,
                                                            ------------------------------------------------------------------
                                                                1998                      1999                     2000
                                                            ------------              ------------             ------------
                                                                                 (Dollars in Thousands)
Adjustable-rate advances:
     One year or less                                       $      -                   $127,000                 $      -
Fixed-rate advances:
     One year or less                                              -                          -                        -
     Over one year                                            75,000                     15,000                   70,000
                                                            --------                   --------                 --------
Total advances                                              $ 75,000                   $142,000                 $ 70,000
                                                            ========                   ========                 ========
Maximum balance outstanding at any month-end                $158,000                   $142,000                 $133,000

Average amount outstanding during the year                  $103,592                   $ 87,921                 $ 98,071

Weighted average cost of advances for the year                  5.43%                      5.23%                    6.16%


At December 31, 2000, fixed-rate advances from the FHLB consist of the following which were convertible, at the option of the FHLB, to an adjustable rate advance on the dates specified:


            Amount               Maturity         Interest Rate                       Convertible
            ------               --------         -------------                       -----------
         $  25,000            July 7, 2003              6.19%            On January 8, 2001 and every 3 months
                                                                         thereafter until maturity
         $  15,000            December 3, 2003          4.84%            One-time on December 3, 2001
         $  30,000            December 20, 2010         4.68%            On December 20, 2001 and every 3
         ---------                                                       months thereafter until maturity
         $  70,000
         =========


These advances are collateralized by first mortgage loans with a net book value of approximately $200,672,000 and by FHLB stock.

   Securities Sold Under Agreements to Repurchase. The Company enters into reverse repurchase agreements or "sweep accounts" with commercial deposit customers to enable these customers to earn interest on excess funds on deposit with the Company. Reverse repurchase agreements are accounted for as borrowings by the Company and are generally secured by mortgage-backed certificates. The Company's borrowing policy sets forth various terms and limitations with respect to reverse repurchase agreements, including acceptable types and maturities of collateral securities and the maximum amount of borrowings from any one approved broker. See Note 12 of the Consolidated 2000 Financial Statements filed with this report.

   Activities of Subsidiary Companies of The Bank

   The Bank is permitted by current OTS regulations to invest a maximum of two percent of its assets in stock, paid-in surplus, and secured and unsecured loans to service corporations. The Bank may also invest an additional one percent of its assets in its service corporations when the additional funds are used for community or inner city purposes. In addition, federally chartered savings institutions under certain circumstances also may make conforming loans to service corporations in which the lender owns or holds more than 10% of the capital stock in an aggregate amount of up to 50% of regulatory capital. As of December 31, 2000, the Bank's initial investment in and loans outstanding to its service corporations totaled $1.6 million. These loans are primarily to finance the acquisition of REO by the Bank's subsidiaries and the sale of REO by such subsidiaries and are eliminated in accordance with accounting principles generally accepted in the United States of America on the Company's Consolidated Financial Statements.

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

   Independent Investors is a Virginia corporation incorporated in 1981, which acts as a corporate trustee on various deeds of trust that secure loans made by the Bank. At December 31, 2000, the Bank's initial investment in Independent Investors was $15,000.

     Olney-Duke is a Virginia corporation incorporated in 1986 for the original purpose of owning and marketing certain unsold units in a condominium complex acquired at foreclosure following the default of the original developer/builder. In 1993 Olney-Duke entered into an arrangement with L. M. Associates, a subsidiary of Legg Mason, Inc., to offer full-service stock and investment brokerage to customers of the Bank in its retail branches. Olney-Duke's 1998 activities consisted of transactions with L. M. Associates. At December 31, 2000, the Bank's initial investment in Olney-Duke totaled $1,000.

   CENIT Equity is a Virginia corporation incorporated in 1977 which primarily acquires properties at foreclosure sales or by deeds in lieu of foreclosure following borrower defaults on loans made by the Bank. CENIT Equity then markets such REO for resale. At December 31, 2000, CENIT Equity held no REO, and the Bank's initial investment in and loans outstanding to CENIT Equity amounted to $1.5 million.

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

   CENIT Mortgage is a North Carolina corporation incorporated in 1985 to act as a mortgage loan originator for the Bank on the Outer Banks of North Carolina. CENIT Mortgage is a wholly owned subsidiary of CENIT Equity. CENIT Mortgage closed its office in 1995 and is currently inactive. At December 31, 2000, CENIT Equity's initial investment in CENIT Mortgage equaled $50,000.

   CENIT Commercial Mortgage is a Virginia corporation incorporated in 1990 for the purpose of engaging in commercial mortgage loan brokerage transactions. At December 31, 2000, the Bank's initial investment in and loans outstanding to CENIT Commercial Mortgage totaled $50,000.

     Princess Anne Equity is a Virginia corporation incorporated in 1997 for the purpose of acquiring properties at foreclosure sales or by deeds in lieu of foreclosure following borrower defaults. Princess Anne Equity then markets such REO for sale. In June 1998,

Princess Anne Equity became a wholly-owned subsidiary of the Bank. At December 31, 2000, Princess Anne Equity held no REO and the Bank's initial investment and loans outstanding amounted to $31,000.

   Personnel. At December 31, 2000, the Company and its subsidiary had 220 full-time and 54 part-time employees. The Company's employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be excellent.

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

Financial Modernization Legislation

   The Gramm-Leach-Bliley Act of 1999 became law on November 12, 1999. This legislation amends numerous federal banking laws and eliminates the prohibitions against bank affiliations with securities firms and permits financial holding companies to engage in banking, insurance, and securities brokerage activities. In addition, this legislation restricts the sale of existing unitary thrift holding companies like the Company to companies other than certain financial companies and limits the granting of new charters for unitary thrift holding companies to certain financial companies. Finally, this legislation establishes a minimum federal standard of privacy for customers of financial institutions. It authorizes the federal banking agencies to establish rules and regulations protecting the confidentiality of a consumer's personal financial information and provides the consumer with the power to choose how such personal financial information is used. On June 1, 2000, the federal banking agencies adopted a joint final rule regarding the privacy of customer financial information. This joint final rule became effective on November 13, 2000, with mandatory compliance after July 1, 2001. Pursuant to this joint final rule, the Bank has adopted a privacy policy concerning the collection and disclosure of customer financial information.

Regulation of the Bank

   General. The Bank is a federally chartered savings bank, and its deposit accounts are insured up to applicable limits by the FDIC through the SAIF and BIF. The Bank is subject to extensive regulation by the OTS and the FDIC, and must file reports with the OTS concerning its activities and financial condition, in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with or acquisitions of other financial institutions. The OTS and the FDIC conduct periodic examinations to test the Bank's compliance with various regulatory requirements. The OTS completed its most recent regular supervisory examination in September, 2000. The Bank is also a member of the FHLB and is subject to certain limited regulation by the Federal Reserve.

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

   FDIC Improvement Act of 1991. The FDIC Improvement Act of 1991 (the "FDIC Improvement Act") primarily addressed additional sources of funding for the BIF, as well as imposing a number of mandatory supervisory measures on savings associations and banks.

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

   Financial Reporting. Insured institutions with $500 million or more in total assets are required to submit independently audited annual reports to the FDIC and the appropriate Banking agency. These publicly available reports must include (a) annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America and such other disclosure requirements as required by the FDIC or the appropriate Banking agency and (b) a management report signed by the Chief Executive Officer and the Chief Financial Officer or Chief Accounting Officer of the institution that contains a statement of the management's responsibilities for (i) preparing the annual financial statements; (ii) establishing and maintaining an adequate internal control structure and procedures for financial reporting; and (iii) complying with the laws and regulations designated by the FDIC relating to safety and soundness and an assessment of (aa) the effectiveness of the system of internal control and procedures for financial reporting as of the end of the fiscal year and (bb) the institution's compliance during the fiscal year with applicable laws and regulations designated by the FDIC relating to safety and soundness. With respect to any internal control report, the institution's independent public accountants must attest to, and report separately on, certain assertions of the institution's management contained in such report. Any attestation by the independent accountant pursuant to this section would be made in accordance with auditing standards generally accepted in the United States of America for attestation engagements. At January 1, 2000, the Bank's assets exceeded $500 million; accordingly, the Bank is required to prepare the aforementioned reports for 2000.

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

     Loans-to-One-Borrower Limitations. FIRREA imposed limitations on the aggregate amount of loans that a savings association could make to any one borrower, including related entities. Under FIRREA, the permissible amount of loans-to-one-borrower follows the national bank standard for all loans made by savings associations. The national bank standard generally does not permit loans-to-one-borrower to exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. At December 31, 2000, the Bank had no borrowers to which it had outstanding loans in excess of its loans-to-one-borrower limit.

     Regulatory Capital Requirements. Federally insured savings associations and banks are required to maintain minimum levels of regulatory capital. Pursuant to FIRREA, the OTS and the FDIC have established capital standards applicable to the Bank. The OTS is also authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis. As of December 31, 2000, the Bank exceeded all minimum levels of regulatory capital. See Note 18 of the Consolidated 2000 Financial Statements filed with this report.

     In August 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating its risk-based capital requirement. As a result, such an institution will be required to maintain additional capital in order to comply with the risk-based capital requirement. The final rule was effective January 1, 1994. However, the date that institutions are first required to deduct the interest rate risk component has been postponed indefinitely until a final rule is published by the OTS. Pursuant to the rule, the Bank would have not been subject to the interest rate risk component as of December 31, 2000. Effective December 1, 1998, the OTS updated the guidance that it provides to savings institutions such as the Bank to provide savings institutions with additional, detailed information concerning the management of interest rate risk, investment securities, and derivatives activities.

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

     At December 31, 2000, the Bank's qualified thrift investments as a percentage of its total assets exceeded the percentage required to qualify the Bank under the QTL test in effect at that time. The Bank will remain in compliance unless its monthly average percentage of qualified thrift investments to portfolio assets falls below 65% in nine months out of any 12-month period.

     Liquidity. All savings institutions, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required liquid asset ratio is 4%. At December 31, 2000, the Bank was in compliance with these requirements, and exceeded the required liquid asset ratio.

     Insurance of Accounts, Assessments and Regulation by the FDIC. The Bank's deposits are insured up to $100,000 per insured depositor (as defined by law and regulation) by the FDIC through the SAIF and the BIF. The SAIF and the BIF are administered and managed by the FDIC. As insurer, the FDIC is authorized to conduct examinations of and to require reporting by SAIF and BIF-insured institutions. FIRREA also authorizes the FDIC to prohibit any SAIF and BIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the SAIF and BIF. The FDIC also has the authority to initiate enforcement actions against savings institutions, after first giving the OTS an opportunity to take such action.

     Through the SAIF, the FDIC insures deposits at savings institutions such as the Bank, and through the BIF, the FDIC insures deposits at other financial institutions (principally commercial banks, state-chartered banks, and certain federally chartered savings banks).

     FICO assessment rate for the annual 2000 period was set at 0.021% for both BIF-assessable deposits and SAIF-assessable deposits. These rates may be adjusted quarterly to reflect changes in assessment bases for the BIF and SAIF. There was no FDIC assessment for either SAIF-assessable or BIF-assessable deposits for the annual 2000 period.

     From time to time, there are various proposals that involve increasing the deposit insurance premiums paid by banks and/or savings institutions. The Company is unable to predict whether or to what extent the rates that the Bank pays for federal deposit insurance may increase in future periods as a result of such proposals. Such increases would adversely affect its operations.

     Federal Home Loan Bank System. The Bank is a member of the FHLB-Atlanta, which is one of twelve regional FHLBs that administers the home financing credit functions of savings associations. As a member of the FHLB system, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans and mortgage-backed securities, 0.3% of its assets or 5% (or such greater fraction as established by the FHLB) of its outstanding FHLB advances. At December 31, 2000, the Bank held $5.1 million in FHLB stock, which was in compliance with these requirements.

     Federal Reserve System. The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At December 31, 2000, the Bank was in compliance with such requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy applicable liquidity requirements. However, because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve, the effect of this reserve requirement is to reduce the Company's interest-earning assets.

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

     Under the applicable statutes of limitation, the Company's federal income tax returns for 1997 through 1999 are open to examination by the Internal Revenue Service (the "Service"). The Company is unaware, however, of any current or pending Service examinations of the Company's returns for any of those open years.

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

     Thrift Charter Conversion. The Bank's retained earnings at December 31, 2000 included $6.1 million representing that portion of the Bank's reserve for bad debts for which no provision for income taxes has been made. Under legislation passed in 1996, this amount would not be subject to federal income taxes if the Bank were to convert to, or merge with, a commercial bank. This amount would be subject to federal income taxes if the Bank were to use the reserve for purposes other than to absorb losses.

     Distributions. If the Bank's reserve for losses on qualifying real property loans exceeds the amount that would have been allowed under the Experience Method and the Bank makes a distribution to the Company that is considered to be drawn from its excess bad debt reserve or from the Bank's supplemental reserve ("Excess Distributions"), then an amount based on the Excess Distribution will be included in the Bank's taxable income during the year of distribution. Distributions by the Bank in excess of its current and accumulated earnings and profits and distributions in redemption of stock would cause a portion of the Bank's bad debt reserves to be recaptured into taxable income. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserves. In addition, the payment of a dividend to stockholders by the Company, or the repurchase of shares of Common Stock by the Company, would not normally cause any amount of bad debt reserve recapture at the Bank's level provided that the Bank's payment to the Company of funds used for such purposes did not exceed the amount of the Bank's available earnings and profits.

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

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information with respect to the executive officers of the Bank as of December 31, 2000.

           Name                    Age             Position Held
           ----                  -------     ---------------------------

       Michael S. Ives             48        President/Chief Executive
                                             Officer/Director

       Barry L. French             57        Senior Vice President/
                                             Retail Banking Group Manager

       John O. Guthrie             51        Senior Vice President/
                                             Chief Financial Officer and
                                             Finance and Administration
                                             Group Manager

       Roger J. Lambert            51        Senior Vice President/
                                             Information Services Group Manager

       Alvin D. Woods              56        Senior Vice President/
                                             Credit Policy and Administration
                                             Chief Lending Officer and
                                             Lending Group Manager

       Winfred O. Stant, Jr.       47        Senior Vice President/
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

     Winfred O. Stant, Jr., a Senior Vice President, has served as Chief Accounting Officer since September 1998. Mr. Stant joined Princess Anne Bank ("Princess Anne") in May 1992 and served as Senior Vice President and Chief Financial Officer of Princess Anne until its merger with the Bank in 1998. Before joining Princess Anne, Mr. Stant had been employed since March 1989 by Independent Banks of Virginia, Inc. in Norfolk, Virginia. Mr. Stant was Vice President and Chief Financial Officer of Independent Banks of Virginia, Inc., which was the parent company of Princess Anne and two other banks prior to the spin-off of Princess Anne in August of 1992. Mr. Stant is a certified public accountant and has ten years of experience with a national public accounting firm.

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

The following table sets forth the location of each of the Bank's offices and whether it is owned or leased by the Bank at December 31, 2000.


Corporate Headquarters
300 East Main St., Suite 1350
Norfolk, Virginia                     Leased

Operations Center
225 W. Olney Road
Norfolk, Virginia                     Leased

Loan Operations Center
641 Lynnhaven Parkway
Virginia Beach, Virginia              Leased


                                               Retail Branch Offices
----------------------------------------------------------------------------------------------------------------------------

745 Duke Street                                                      2203 E. Little Creek Rd.
Norfolk, Virginia                     Owned                          Norfolk, Virginia                    Owned

300 E. Main Street                                                   3520 High Street
Norfolk, Virginia                     Leased                         Portsmouth, Virginia                 Owned

675 N. Battlefield Blvd.                                             2600 Taylor Road
Chesapeake, Virginia                  Owned                          Chesapeake, Virginia                 Owned

5627 W. High Street                                                  2205 Executive Drive
Portsmouth, Virginia                  Owned                          Hampton, Virginia                    Owned

110 Ottis Road                                                       5007 Victory Boulevard
York County, Virginia                 Owned                          Yorktown, Virginia                   Leased

13307 Warwick Blvd.                                                  6101 Military Highway
Newport News, Virginia                Owned                          Norfolk, Virginia                    Leased

550 Settlers Landing Road                                            1616 Laskin Road                     Land Leased
Hampton, Virginia*                    Owned                          Virginia Beach, Virginia             Building and
                                                                                                          improvements owned

699 Independence Boulevard                                           905 Kempsville Road
Virginia Beach, Virginia              Owned                          Virginia Beach, Virginia             Owned

641 Lynnhaven Parkway                                                4801 Columbus Street
Virginia Beach, Virginia              Leased                         Virginia Beach, Virginia             Leased

3001 Shore Drive                                                     3901 Holland Road
Virginia Beach, Virginia              Leased                         Virginia Beach, Virginia             Leased


                                               Mortgage Branch Offices
----------------------------------------------------------------------------------------------------------------------------

2612 Taylor Road                                                     110 Ottis Road
Chesapeake, Virginia             Owned                               Yorktown, Virginia                   Owned

*To be consolidated with banking office at 2205 Executive Drive on or about April 30, 2001.

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

Item 4 - Submission of Matters to a Vote of Security Holders

     During the fourth quarter ended December 31, 2000, no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.
                                     PART II

Item 5 - Market for Registrant's Common Stock and Related Stockholder Matters

     The Company's Common Stock trades on The Nasdaq Stock Market (R) under the symbol CNIT. The following table presents the reported high and low sales prices of the Company's Common Stock by quarters in fiscal years 2000 and 1999.

                2000                            1999
    -------------------------           ------------------
    Quarter    High (1)   Low (1)       High (1)       Low (1)
    -------    ----       ---           ----           ---
    First     $17.25     $10.19        $23.13         $19.38
    Second     13.00      10.13         20.88          18.00
    Third      15.63      11.50         19.50          16.50
    Fourth     16.13      11.31         19.00          16.88

(1) The source for the high and low sales prices by quarter is The Nasdaq Stock Market (R).

     The Company paid a quarterly cash dividend on its Common Stock of $.15 per share for each quarter of 2000 and 1999. The Company also declared quarterly cash dividends of $.16 per share for the first quarter of 2001. If the Company experiences quarterly results in line with projections, the Company intends to continue the quarterly dividend at $.16 per share. However, no assurance can be given that such dividends will be paid at all or, if paid, that such dividends will not be reduced or eliminated in future periods. The declaration of dividends by the Board of Directors of the Company will depend upon a variety of factors, including, but not limited to, the Company's current and projected results of operations and financial condition, regulatory capital requirements, applicable statutory and regulatory restrictions on the payment of dividends, alternative uses of capital, tax considerations, and general economic conditions. The declaration of dividends by the Company in the future initially will depend upon dividend payments by the Bank to the Company. Pursuant to OTS regulations, all capital distributions by savings institutions, including the declaration of dividends, are subject to limitations that depend largely on the level of the institution's capital following such distribution. For information concerning these regulations, see "Item 1.--Business-Regulation and Supervision--Regulation of the Bank--Capital Distributions." Moreover, the Bank will not be permitted to pay dividends on, or repurchase, any of its capital stock if such dividends or repurchases would cause the total capital of the Bank to be reduced below the amount required for its liquidation account established in connection with the Conversion. See Note 19 of the Notes to the Consolidated Financial Statements filed with this report.

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

     As of February 5, 2001, there were approximately 1,054 holders of record of the Company's Common Stock.

Item 6 - Selected Financial Data

     The following table presents selected financial data for the five years ended December 31, 2000.

                                                                    At or for the year ended December 31,
                                                     2000            1999           1998           1997            1996
                                                     --------------------------------------------------------------------
(Dollars in thousands, except per share)
Financial Condition Data:
Total assets                                       $ 632,229      $ 674,213       $641,056       $ 718,083      $ 707,100
Securities available for sale:
    U.S. Treasury, other U.S. Government agency
     and other debt securities, net                      230         55,535         48,117          45,347         46,305
    Mortgage-backed certificates, net                 99,032         82,763         17,019          91,841        177,706
Loans held for investment, net                       472,516        469,618        484,783         486,487        422,219
Real estate owned, net                                     -            218            377           1,098          2,769
Deposits                                             494,484        464,618        496,772         507,670        498,965
Borrowings                                            83,369        155,233         88,084         157,239        155,138
Stockholders' equity                                  51,453         51,265         50,076          49,937         49,608
Operating Data:
Interest income                                    $  46,374      $  43,312       $ 47,031       $  50,776      $  48,171
Interest expense                                      24,861         21,980         25,805          29,310         28,087
                                                   ----------------------------------------------------------------------
    Net interest income                               21,513         21,332         21,226          21,466         20,084
Provision for loan losses                                 48             98            510             600            377
                                                   ----------------------------------------------------------------------
Net interest income after provision for loan losses   21,465          21,234         20,716         20,866
                                                                                                                   19,707
Other income                                           6,659          7,132          7,013           5,713          3,894
Other expenses                                        19,247         18,899         18,197          17,312         18,172
                                                   ----------------------------------------------------------------------
Income before income taxes                             8,877          9,467          9,532           9,267          5,429
Provision for income taxes                             3,196          3,408          3,417           3,264          1,821
                                                   ----------------------------------------------------------------------
Net income                                         $   5,681      $   6,059       $  6,115       $   6,003      $   3,608
Earnings per share:
       Basic                                       $    1.29      $    1.32       $   1.30       $    1.24      $     .74
       Diluted                                     $    1.27      $    1.30       $   1.27       $    1.20      $     .72
Cash dividends per share                           $     .60      $     .60       $    .41       $     .33      $     .25

Selected Financial Ratios and Other Data:
Return on average assets                                0.88% (1)      0.96%          0.92%           0.86% (4)      0.54% (5)
Return on average stockholders' equity                 11.19  (1)     11.97          12.04           12.00  (4)      7.56  (5)
Average stockholders' equity to average assets          7.84           8.02           7.68            7.17           7.20
Stockholders' equity to total assets at year end        8.14           7.60           7.81            6.95           7.02
Interest rate spread                                    2.82           3.00           2.88            2.85           2.83
Net interest margin                                     3.53           3.60           3.43            3.27           3.22
Other expenses to average assets                        2.97  (1)      3.00           2.75            2.48  (4)      2.74  (5)
Net interest income to other expenses                 111.77  (1)    112.87         116.65          123.99  (4)    110.52  (5)
Nonperforming assets to total assets                     .27            .09            .23             .34            .80
Allowance for loan losses to total net loans             .81            .82            .83             .78            .90
Dividend payout ratio (3)                              46.51          45.45          31.54           26.95          33.63
Book value per share                               $   12.11  (2) $   11.29  (2)  $  10.93  (2)  $   10.57      $   10.11
Tangible book value per share                          11.42  (2)     10.57  (2)     10.13  (2)       9.72           9.22
Number of retail branch offices                           20             20             20              20             19
--------

(1) Exclusive of the $616 of expenses related to branch consolidation, loss on the sale of securities and other special charges and the related tax effect, the return on average assets and return on average stockholders' equity for the year ended December 31, 2000 would have been .94% and 11.97%, respectively. Exclusive of the $418 of expenses related to branch consolidation and other special charges, the ratio of other expenses to average assets and net interest income to other expenses would have been 2.91% and 114.25%, respectively.
(2) Book value per share and tangible book value per share, computed by including unallocated common stock held by the Company's Employee Stock Ownership Plan at December 31, 2000 were $11.58 and $10.92, at December 31, 1999, were $10.79 and $10.10, respectively, and at December 31, 1998 were $10.41 and $9.65, respectively.
(3) Represents dividends per share divided by basic income per share. Dividends per share represent historical dividends declared by the Company.
(4) Exclusive of the $405 of expenses related to the proxy contest and other matters and the related tax effect, the return on average assets and return on average stockholders' equity for the year ended December 31, 1997 would have been .90% and 12.50%, respectively, and the ratio of other expenses to average assets and net interest income to other expenses would have been 2.42% and 126.97%, respectively.
(5) Exclusive of the $2,340 one-time SAIF special assessment paid in November, 1996 and the related tax effect, the return on average assets and return on average stockholders' equity for the year ended December 31, 1996 would have been .76% and 10.52%, respectively, and the ratio of other expenses to average assets and net interest income to other expenses would have been 2.39% and 126.86%, respectively.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------
Financial Condition of the Company

    Total Assets. At December 31, 2000, the Company's total assets decreased $42.0 million, or six percent compared to total assets at the end of 1999. The decrease in assets was primarily the result of a reduction of $39.0 million in securities available for sale to reduce Federal Home Bank ("FHLB") advances.

   Securities Available For Sale. During 2000, the Company changed the composition and balance of its securities available for sale portfolio in order to improve the portfolio's yield. The balance of $55.3 million of U. S. Treasury and agency securities at the end of 1999 was eliminated as a result of maturities and sales during 2000. The mortgage-backed certificate portfolio increased to $99.0 million at December 31, 2000 compared to a balance of $82.8 million a year earlier. The growth in the mortgage-backed certificate portfolio was due to the purchase of Government National Mortgage Association (GNMA) pass-through certificates with variable rates. The Company's portfolio restructuring resulted in a net pretax loss of $182,000 on the sale of securities during 2000.

   Loans. A strategic initiative of the Company has been to change the composition of the loan portfolio by reducing the amount of first mortgage single-family loans while increasing the balance of the remainder of the loan portfolio ("core banking loans"). At December 31, 2000, first mortgage single-family loans totaled $205.3 million or 43.2% of the loan portfolio while core banking loans were $269.6 million or 56.8% of the loan portfolio. Core banking loans increased by $18.6 million or 7.4% during 2000.

   Asset Quality. The Company's total nonperforming assets increased to $1.7 million, or .27% of assets, at December 31, 2000 compared to $603,000, or .09% of assets, at December 31, 1999. At December 31, 2000, nonperforming assets includes $1.4 million of first mortgage single-family loans. Historically, such loans have presented little risk of material loss to the Company. At the end of 1999, nonperforming assets included $141,000 of first mortgage single-family loans. There was no real estate owned ("REO") at the end of 2000 compared to $218,000 of REO at the end of 1999. The percentage of the allowance for loan losses to total net loans was .81% and .82% at December 31, 2000 and 1999, respectively, resulting in a coverage ratio of 10.2 times nonperforming loans at the end of 1999 and 2.2 times nonperforming loans at the end of 2000.

   Deposits. Another of the Company's strategic initiatives has been to improve the mix of deposits by reducing the balance of certificates of deposit which have a higher funding cost and increasing the balance of checking, savings, and money market deposits (collectively "transaction deposits") which have a lower funding cost. At the end of 2000, deposits consisted of 50.8%, or $251.4 million of transaction deposits and 49.2%, or $243.1 million of certificates of deposit. Transaction deposits at the end of 2000 increased $34.5 million compared to the balance of transaction deposits at the end of 1999 when they represented 46.7% of deposits. The average balance of deposits for 2000 consisted of 47.9%, or $228.8 million of transaction deposits and 52.1%, or $249.0 million of certificates of deposit. Average transaction deposits increased $12.5 million in 2000 compared to the average balance of transaction deposits for 1999 when they represented 45.9% of average deposits.

   Borrowed Funds. The Company's borrowed funds consist of advances from the FHLB and securities sold to customers of the Company under agreements to repurchase ("repos"). The balance of customer repos remained relatively constant between the end of 2000 and 1999. Advances from the FHLB were reduced from $142.0 million at December 31, 1999 to $70.0 million at December 31, 2000. This reduction is primarily the result of the reduction of the securities available for sale portfolio and increases in deposits being applied to FHLB advances.

   Capital. The Company's equity position increased slightly between December 31, 1999 and 2000. Equity increased primarily as a result of the Company's comprehensive income in 2000 of $6.8 million and was reduced by cash dividends paid to stockholders of $2.7 million and by $4.2 million used to repurchase approximately 321,000 shares of the Company's outstanding common stock at an average price of $13.10 per share. The Company's and CENIT Bank's (the "Bank") capital ratios exceeded applicable regulatory requirements at both December 31, 2000 and 1999.

Comparison of Operating Results for the Years Ended December 31, 2000 and 1999

General. The Company's pre-tax income was $8.9 million for the year ended December 31, 2000, compared to $9.5 million in 1999, a decrease of $.6 million. During 2000, net interest income after the provision for loan losses increased by $231,000, other income decreased by $473,000 and other expenses increased by $348,000. Net income decreased $378,000, or 6.2%, in 2000 compared to 1999, while diluted earnings per share decreased $.03, or 2.3% per share in 2000. Diluted earnings per share was positively impacted by the reduction of approximately 198,000 average shares outstanding in 2000 due primarily to the repurchase of common shares.

   During the fourth quarter of 2000, the Company incurred $394,000 of special charges, after income tax benefits. These special charges include $134,000, after tax, to consolidate the Company's retail offices in Hampton, Virginia, a loss of $127,000, after tax, on the sale of securities to restructure the portfolio, and aggregate other special charges of $133,000, after tax. Excluding these special charges in 2000, the Company's net income would have been $6.1 million in 2000, the same as 1999's net income.

   Net Interest Income. The Company's net interest income before provision for loan losses increased by $181,000 for the year ended December 31, 2000. This increase resulted from a $3.1 million increase in interest income, which was offset by a $2.9 million increase in interest expense.

   Interest on loans increased by $1.2 million, or 3.2%, from $36.5 million in the year ended 1999 to $37.7 million in 2000. This increase was attributable to a $6.2 million decrease in the average balance of loans, offset by an increase in the yield on the Company's loan portfolio from 7.60% in 1999 to 7.94% in 2000. The decrease in the average balance of loans resulted primarily from a decrease in residential single-family loans. The weighted average yield on the loan portfolio for the fourth quarter of 2000 increased to 8.07% as a result of increases in the balances of core banking loans during the period.

   Interest on investment securities decreased $826,000 in 2000 compared to 1999. This decrease resulted primarily from a decrease in the average balance of the portfolio from $56.6 million in 1999 to $42.9 million in 2000. Interest on mortgage-backed certificates increased $2.7 million, primarily the result of an increase in average balances from $36.3 million in 1999 to $76.5 million in 2000.

   The Company's interest expense increased by $2.9 million, as a result of an increase in interest on both deposits and borrowings. The average balance of interest-bearing deposits increased by $201,000 in 2000 compared to 1999, while the average cost of interest-bearing deposits increased from 4.13% in 1999 to 4.43% in 2000. The average balance of borrowings increased by $9.8 million in 2000 compared to 1999, while the average cost of the borrowings increased from 5.06% in 1999 to 6.05% in 2000.

   The Company's net interest margin decreased from 3.60% for the year ended December 31, 1999 to 3.53% for the year ended December 31, 2000. For the fourth quarter of 2000, the Company's net interest margin was 3.59% compared to 3.58% in the fourth quarter of 1999. The Company's interest rate spread decreased from 3.00% in the year ended December 31, 1999 to 2.82% in the comparable 2000 period. The decrease in the Company's interest rate spread occurred because the Company's overall yield on its interest-earning assets increased from 7.32% to 7.61%, while the overall cost of its interest-bearing liabilities increased by a greater amount from 4.32% in 1999 to 4.79% in 2000. The Company's net interest spread in the fourth quarter of 2000 was 2.80% compared to 2.98% in the fourth quarter of 1999. The Company's calculations of interest rate spread and net interest margin include nonaccrual loans as interest-earning assets.

   Provision for Loan Losses. The Company's provision for loan losses decreased from $98,000 in 1999 to $48,000 in 2000. The difference between the provision for loan losses and net loans charged-off during 2000 relates primarily to loan types in which the Company is no longer active and for which provisions for loan losses have previously been made. Net chargeoffs totaled $104,000 in 2000 compared to $262,000 in 1999. The ratio of net chargeoffs to average loans was
 .02% in 2000 compared to .05% in 1999.

   Other Income. Total other income decreased by 6.6%, from $7.1 million in 1999 to $6.7 million in 2000. Gain on sales of loans decreased $31,000 in 2000 due primarily to the decreased volume of mortgage loan originations. Deposit fees increased by $188,000 as a result of additional transaction accounts and increases in the Company's deposit fee schedule. Merchant processing fees decreased in 2000 by $167,000, offset by a $179,000 decrease in merchant processing expense as the Company restructured its merchant portfolio. Brokerage fees recognized by the Bank's commercial mortgage loan brokerage subsidiary increased by $39,000 in 2000 compared to 1999, as a result of an increase in the volume of brokerage activity. The Company sold approximately $36.0 million of federal agency securities in December of 2000 and incurred a pretax loss of $182,000. The proceeds were invested in GNMA adjustable-rate mortgage-backed securities.

   Other Expenses. Total other expenses increased from $18.9 million in the year ended December 31, 1999 to $19.2 million in 2000. Equipment, data processing and supply expenses increased by $159,000 in 2000, reflecting increases primarily in depreciation and maintenance. Salaries and employee benefits remained the same at $8.5 million for both 2000 and 1999. Net occupancy expense increased by $186,000 in 2000 compared to 1999, the result of additions to the retail branch system. In the fourth quarter of 2000, the Company incurred a pretax charge of $210,000 to consolidate its retail offices in Hampton, Virginia.

   Income Taxes. The Company's income tax expense for the year ended December 31, 2000 was $3.2 million, compared to $3.4 million in 1999, which represented an effective tax rate of approximately 36.0% for each year.

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

   The Company's interest expense decreased by $3.8 million, as a result of a decrease in interest on both deposits and borrowings. The average balance of interest-bearing deposits decreased by $25.4 million in 1999 compared to 1998, while the average cost of interest-bearing deposits decreased from 4.54% in 1998 to 4.13% in 1999. The average balance of borrowings decreased by $13.0 million in 1999 compared to 1998, while the average cost of the borrowings decreased from 5.35% in 1998 to 5.06% in 1999.

   The Company's net interest margin increased from 3.43% for the year ended December 31, 1998 to 3.60% for the year ended December 31, 1999. The net interest margin for 1999 increased, in part, due to the increase of $9.3 million of average noninterest-bearing deposits between 1999 and 1998. For the fourth quarter of 1999, the Company's net interest margin was 3.58% compared to 3.57% in the fourth quarter of 1998. The Company's interest rate spread increased from 2.88% in the year ended December 31, 1998 to 3.00% in the comparable 1999 period. The increase in the Company's interest rate spread occurred because the Company's overall yield on its interest-earning assets decreased from 7.59% to 7.32%, while the overall cost of its interest-bearing liabilities decreased from 4.71% in 1998 to 4.32% in 1999. The Company's net interest spread in the fourth quarter of 1999 was 2.98% compared to 2.95% in the fourth quarter of 1998. The Company's calculations of interest rate spread and net interest margin include nonaccrual loans as interest-earning assets.

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

Liquidity

   The principal sources of funds for the Company for the year ended December 31, 2000, included $360.0 million in proceeds from FHLB advances, $15.4 million in principal repayments of securities available for sale, $63.1 million in proceeds from sales, maturities and calls of securities available for sale, $29.9 million in deposit increases, and $45.2 million in proceeds from the sale of loans. Funds were used primarily to repay FHLB advances totaling $432.0 million, to fund purchases of investment securities available for sale totaling $37.9 million, and to originate loans held for sale of $43.6 million.

   Savings institutions, such as the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirements may vary from time to time (between 4.0% and 10.0%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required liquid asset ratio is 4.0%. The Bank's liquid asset ratio exceeded regulatory requirements at December 31, 2000 and 1999.

   At December 31, 2000, the Company had outstanding mortgage and nonmortgage loan commitments, including unused lines of credit of $70.4 million and outstanding commitments to sell mortgage loans of $3.4 million, if such loans close. The Company anticipates that it will have sufficient funds available to meet its current commitments.

   Certificates of deposit that are scheduled to mature within one year totaled $192.2 million at December 31, 2000. The Company believes that a significant portion of the certificates of deposit maturing in this period will remain with the Company. The Company's liquidity could be impacted by a decrease in the renewals of deposits or general deposit runoff. However, the Company has the ability to raise deposits by conducting deposit promotions. In the event the Company requires funds beyond its ability to generate them internally, the Company could obtain additional advances from the FHLB. The Company could also obtain funds through the sale of investment securities from its available for sale portfolio.

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

   One technique used by the Company in managing its interest rate risk exposure is the management of the Company's interest sensitivity gap. The interest sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that time period. At December 31, 2000, the Company's one year "positive gap" (interest-earning assets maturing within a period exceed interest-bearing liabilities repricing within the same period) was approximately $70.3 million, or 11.1% of total assets. Thus, during periods of rising interest rates, this implies that the Company's net interest income would be positively affected because the yield of the Company's interest-earning assets is likely to rise faster than the cost on its interest-bearing liabilities. In periods of falling interest rates, the opposite effect on net interest income is likely to occur. The interest sensitivity gap position of the Company is a static analysis at December 31, 2000. Because many factors affect the composition of the Company's assets and liabilities, a change in prevailing interest rates will not necessarily result in a corresponding change in net interest income that would be projected using only the interest sensitivity gap table for the Company at December 31, 2000.

   At December 31, 1999, the Company's one year "negative gap" was approximately $34.8 million, or 5.2% of total assets. The change in the one year gap of approximately $105.2 million was primarily the result of: (a) slower prepayment assumptions in 2000 regarding prepayment of loans which has resulted in a decrease in one year interest sensitive loans of $30.3 million, (b) an increase in securities available for sale with one year interest sensitivity of $18.5 million due primarily to purchase of adjustable rate mortgage-backed certificates, (c) a decrease of $9.4 million of one year interest sensitive deposits due primarily to a decrease in the outstanding balances of certificates of deposit and, (d) a decrease of $112.0 million in one year interest sensitive advances from the FHLB due to paydowns of short-term advances during 2000 and advances being extended to maturities over one year.

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

   The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2000 that are subject to repricing or that mature in each of the future time periods shown. The table reflects certain assumptions regarding prepayment of loans and mortgage-backed certificates that are outside of actual contractual terms, and are based on the 2000 prepayment experience of the Company. Loans with call or balloon provisions are included in the period in which they balloon or may first be called. Additionally, advances from the Federal Home Loan Bank are included in the period of their estimated expected maturity based on information from the FHLB. Except as stated above, the amount of assets and liabilities shown that reprice or mature during a particular period were determined in accordance with the contractual terms of the asset or liability.

Interest Sensitivity Analysis
December 31, 2000
(Dollars in thousands, except footnotes)


                                                                                                        Over
                                                                                          Over One      Three
                                                                               Total      Year to      Years or
                                            0-3         4-6         7-12       Within      Three         Non-
                                           Months      Months      Months      One Year    Years       Sensitive      Total
                                          ---------------------------------------------------------------------------------

Assets
    Interest-earning assets:
        Loans (1)                          $159,980    $41,499     $ 56,940     $258,419   $ 108,373    $110,384    $477,176
        Securities available for sale:
          Other debt security                    --         --           --           --          --         230         230
          Mortgage-backed certificates       23,400      4,181       36,006       63,587      20,011      15,434      99,032
        Federal funds sold                    8,646         --           --        8,646          --          --       8,646
        Federal Home Loan Bank stock             --         --           --           --          --       5,050       5,050
                                           ---------------------------------------------------------------------------------
          Total interest-earning assets     192,026     45,680       92,946      330,652     128,384     131,098     590,134
                                           ---------------------------------------------------------------------------------

Liabilities
    Interest-bearing liabilities:
        Interest-bearing deposits:
          Passbook, statement savings
            and checking accounts (2)         3,070       3,070       6,141       12,281      18,808      44,054      75,143
          Money market deposits               6,876       6,876      13,751       27,503      31,794      28,222      87,519
          Certificates of deposits           47,652      51,712      92,804      192,168      23,917      26,989     243,074
                                           ---------------------------------------------------------------------------------
Total interest-bearing deposits              57,598      61,658     112,696      231,952      74,519      99,265     405,736

        Advances from the Federal
          Home Loan Bank                         --          --      15,000       15,000      55,000          --      70,000
        Securities sold under
          agreements to repurchase           13,369          --          --       13,369          --          --      13,369
                                           ---------------------------------------------------------------------------------
Total interest-bearing liabilities           70,967      61,658     127,696      260,321     129,519      99,265     489,105
                                           ---------------------------------------------------------------------------------

Interest sensitivity gap                   $121,059    $(15,978)   $(34,750)    $ 70,331   $  (1,135)   $ 31,833    $101,029
                                           ---------------------------------------------------------------------------------
Cumulative interest sensitivity gap        $121,059    $105,081    $70,331      $ 70,331   $  69,196
                                           ---------------------------------------------------------
Cumulative interest sensitivity gap as
  percentage of total assets                   19.1%       16.6%      11.1%         11.1%       10.9%
----------------------

(1)  Excludes nonaccrual loans of $1,680,000
(2)  Excludes $88.7 million of noninterest-bearing deposits.

   The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 2000, based on the information and assumptions set forth in the notes to the table. Totals as of December 31, 1999 are included for comparative purposes. The Company had no derivative financial instruments, foreign currency exposure or trading portfolio as of December 31, 2000 and 1999. The amounts included under each expected maturity date for loans, mortgage-backed certificates, and other investments were calculated by adjusting the instrument's contractual maturity date for expectations of prepayments, as set forth in the notes to the table. Similarly, expected maturity date amounts for interest-bearing core deposits were calculated based upon estimates of the period over which the deposits would be outstanding as set forth in the notes. With respect to the Company's adjustable rate instruments, amounts included under each expected maturity date were measured by adjusting the instrument's contractual maturity date for expectations of prepayments, as set forth in the notes.

   The total interest-earning assets maturing in the year one, year two, and year three periods decreased by $105.2 million in 2000 compared to those three periods at December 31, 1999. This is primarily the result of two factors. First, investments decreased by $56.3 million in the first, second and third year periods due to the sale and maturity of U. S. Treasury and Agency securities during 2000. Second, loans decreased by $43.0 million during these first three periods. This was due primarily to a lowering of some loan prepayment rate assumptions at December 31, 2000 compared to the same date in 1999 due to the increase in interest rates in 2000. Lower prepayment rates also resulted in an increase of $43.8 million in loans maturing after five years as of December 31, 2000 compared to the same date in 1999.

   The interest-bearing liabilities maturing in one year decreased by $121.2 million at December 31, 2000 as compared to December 31, 1999. This was primarily due to a decrease of $111.9 million in borrowings between year end 2000 and 1999. At December 31, 2000 there were no overnight advances that mature daily compared to $127.0 million of such advances at December 31, 1999. Included in the one year borrowing maturities at year end 2000 is a $15.0 million advance from the FHLB that has a one-time call in December 2001.




                                                                         Amount maturing in:
                                                                                                There-                 Fair
(Dollars in thousands)                   1 Year     2 Years    3 Years    4 Years    5 Years     after      Total      Value
                                         ------     -------    -------    -------    -------     -----      -----      -----
Interest-earning assets:
   Loans (1) (2)
     Fixed rate                         $ 31,584   $ 21,871   $ 15,559   $ 10,734   $ 10,356   $ 49,546   $ 139,650  $138,249
       Average interest rate                8.22%      8.20%      8.08%      7.90%      7.88%      7.79%       8.00%

     Adjustable rate                     139,825     48,644     34,752     27,138     21,731     65,436     337,526   337,173
       Average interest rate                8.95%      8.34%      8.21%      8.17%      8.14%      7.90%       8.47%

   Mortgage-backed certificates (3)
     Fixed rate                            6,574      6,192      7,049      5,361      5,217      4,604      34,997    34,997
       Average interest rate                6.95%      6.95%      6.96%      6.95%      6.95%      6.94%       6.95%

     Adjustable rate                      14,068     10,898      8,633      6,876      5,520     18,040      64,035    64,035
       Average interest rate                6.26%      6.28%      6.30%      6.32%      6.35%      6.47%       6.34%

   Investments (4)                         5,050          -          -          -          -        230       5,280     5,280
     Average interest rate                  7.75%         -%         -%         -%         -%      9.25%       7.82%

   Federal funds sold                      8,646          -          -          -          -          -       8,646     8,646
     Average interest rate                  6.24%         -%         -%         -%         -%         -%       6.24%
                                        -------------------------------------------------------------------------------------
       Total - December 31, 2000        $205,747   $ 87,605   $ 65,933   $ 50,109   $ 42,824   $137,856   $ 590,134  $588,380
         Average interest rate              8.45%      7.95%      7.80%      7.73%      7.70%      7.64%       8.00%
                                        =====================================================================================
       Total - December 31, 1999        $243,652   $121,636   $ 99,077   $ 53,044   $ 38,459   $ 79,080   $ 634,948  $632,182
         Average interest rate              7.72%      7.41%      7.02%      7.46%      7.44%      7.33%       7.47%
                                        =====================================================================================
Interest-bearing liabilities:
   Interest-bearing deposits (5) (6)    $231,952   $ 47,802   $ 26,717   $ 21,366   $ 33,697   $ 44,202   $ 405,736  $407,834
     Average interest rate                  5.29%      4.30%      3.63%      3.62%      5.27%      2.53%       4.67%

   Borrowings (7)                         28,369     25,000     30,000          -          -          -      83,369    83,611
     Average interest rate                  5.18%      6.19%      4.68%         -%         -%         -%       5.30%
                                        =====================================================================================
       Total - December 31, 2000        $260,321   $ 72,802   $ 56,717   $ 21,366   $ 33,697   $ 44,202   $ 489,105  $491,445
         Average interest rate              5.28%      4.95%      4.19%      3.62%      5.27%      2.53%       4.78%
                                        =====================================================================================

       Total - December 31, 1999        $381,547   $ 64,987   $ 27,817   $ 18,911   $ 18,935   $ 43,163   $ 555,360  $555,923
         Average interest rate              5.51%      4.19%      3.55%      3.22%      3.70%      2.38%       4.51%
                                        =====================================================================================
--------------------

(1)  Assumes the following annual prepayment rates:
     -For single-family residential adjustable loans which adjust based upon changes in the one-year constant maturity treasury index, 21%;
     -For single-family fixed-rate first mortgage loans, from 4% to 50%;
     -For  commercial real estate loans, an average of 13%;
     -For consumer loans, an average of 35%; and -For most other loans, from 3% to 66%.
(2)  Excludes nonaccrual loans of $1,680,000.
(3) Assumes average prepayment rates for adjustable mortgage-backed certificates of 21% and for fixed-rate mortgage-backed certificates of 9%.
(4)  Totals include the Company's investment in FHLB Stock.
(5) For money market deposits, savings and checking accounts, assumes annual decay rates of 31%, 14% and 18%, respectively. These estimated rates are those last published by the Office of Thrift Supervision in November, 1994.
(6)  Excludes $88.7 million of noninterest-bearing deposits.
(7) The estimated expected maturity at December 31, 2000 of convertible FHLB advances is .99 years for $15.0 million, 1.84 years for $25.0 million, and
     2.16 years for $30.0 million, based on information from FHLB.

Impact of Inflation and Changing Prices

   The Consolidated Financial Statements and Notes presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which generally require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all of the assets and liabilities of the Company are monetary. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation.

Impact of New Accounting Standards

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As amended, the statement became effective for fiscal years beginning after June 15, 2000 and will not be applied retroactively. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This Statement is not currently applicable to the Company, because the Company does not have any derivative instruments and is not involved in hedging activities.

   In September 2000, the FASB issued SFAS No. 140, Transfer and Servicing of Financial Assets and Extinguishments of Liabilities. This statement replaces FASB Statement No. 125, Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement No. 125's provisions without reconsideration. The Company does not expect this statement will have a material impact on its financial reporting.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

   The above discussion titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Discussion) contains forward-looking statements with respect to the goals, plans, objectives, intentions, expectations, financial condition, results of operations, future
performance  and  business  of  the  Company,  including,   without  limitation,
statements relating to the earnings outlook of the Company. These forward-looking statements may be preceded by, followed by or include the words "may", "could", "would", "should", "believes", "expects", "anticipates", "estimates", "intends", "plans" or similar expressions. These forward-looking statements involve risks and uncertainties that are subject to change based on various factors, many of which are beyond the Company's control. Some of these factors include (1) the strength of the U. S. economy in general and the strength of the local economy in which the Company conducts its operations, which may be different than expected and which may result in, among other things, deterioration in credit quality or reduced demand for credit; (2) the effects of, and changes in, the interest rate policies of the board of governors of the Federal Reserve system, which may be different from those anticipated by the Company in this Discussion; (3) legislation or regulatory changes that adversely affect the businesses in which the Company is engaged; (4) changes in accounting principles, practices, policies or guidelines; and (5) changes in the real estate market generally and in the markets in which the Company conducts its operations, which may affect the demand for mortgages and other real estate-based loans. This Discussion including the forward-looking statements contained herein, speaks only as of the date hereof, and the Company disclaims any obligation to update or revise the statements contained in this Discussion following the date hereof.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

   See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Risk Management" on pages 36 to 40.

Item 8 - Financial Statements and Supplementary Data
Index to Financial Statements
                                                                           Page
Financial Statements:
Independent Auditors' Reports...............................................43
Consolidated Statements of Financial Condition as of December 31, 2000 and
     December 31, 1999......................................................45
Consolidated Statements of Income for the three years ended
     December 31, 2000......................................................46
Consolidated Statements of Comprehensive Income for the three years ended
     December 2000..........................................................47
Consolidated Statements of Changes in Stockholders' Equity for the three years ended December 31, 2000..........................................48
Consolidated Statements of Cash Flows for the three years ended
     December 31, 2000......................................................49
Notes to Consolidated Financial Statements..................................50

Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Independent Auditors' Report



[GRAPHIC OMITTED]



To the Board of Directors
CENIT Bancorp, Inc.

We have audited the accompanying consolidated statement of financial condition of CENIT Bancorp, Inc. and subsidiary (Company) as of December 31, 2000, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CENIT Bancorp, Inc. and its subsidiary as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


KPMG LLP

Norfolk, Virginia
January 19, 2001

Independent Auditors' Report



[GRAPHIC OMITTED]



To the Board of Directors and
Stockholders of CENIT Bancorp, Inc.
Norfolk, Virginia

In our opinion, the consolidated statement of financial condition as of December 31, 1999 and the related consolidated statements of income, of comprehensive income, of changes in stockholders' equity and of cash flows for each of the two years in the period ended December 31, 1999 present fairly, in all material respects, the financial position, results of operations and cash flows of CENIT Bancorp, Inc. and its subsidiary at December 31, 1999 and for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We have not audited the consolidated financial statements of CENIT Bancorp, Inc. for any period subsequent to December 31, 1999.



PricewaterhouseCoopers LLP
Virginia Beach, Virginia
February 10, 2000


Consolidated Statements of Financial Condition
(Dollars in thousands, except per share data)


                                                                                                       December 31,
                                                                                                    2000           1999
                                                                                               ---------------------------
Assets
Cash                                                                                              $ 20,904        $ 17,554
Federal funds sold                                                                                   8,646          12,908
Securities available for sale at fair value (adjusted cost
of $98,611 and $139,386, respectively)                                                              99,262         138,298
Loans, net:
     Held for investment                                                                           472,516         469,618
     Held for sale                                                                                   2,536           3,456
Interest receivable                                                                                  3,546           4,067
Real estate owned, net                                                                                  --             218
Federal Home Loan Bank stock, at cost                                                                5,050           7,100
Property and equipment, net                                                                         13,087          13,757
Goodwill and other intangibles, net                                                                  2,946           3,293
Other assets                                                                                         3,736           3,944
                                                                                               ---------------------------
         Total assets                                                                             $632,229        $674,213
                                                                                               ===========================
Liabilities and Stockholders' Equity
Liabilities:
     Deposits:
       Noninterest-bearing                                                                        $ 88,748        $ 64,491
       Interest-bearing                                                                            405,736         400,127
                                                                                               ---------------------------
         Total deposits                                                                            494,484         464,618

       Advances from the Federal Home Loan Bank                                                     70,000         142,000
       Securities sold under agreements to repurchase                                               13,369          13,233
       Advance payments by borrowers for taxes and insurance                                           528             565
       Other liabilities                                                                             2,395           2,532
                                                                                               ---------------------------
         Total liabilities                                                                         580,776         622,948
                                                                                               ---------------------------

Commitments

Stockholders' equity:
    Preferred stock, $.01 par value; authorized 3,000,000                                               --              --
       shares; none outstanding
    Common stock, $.01 par value; authorized 7,000,000 shares;
       issued and outstanding 4,443,271 and 4,751,644, at
       December 31, 2000 and December 31, 1999, respectively                                            44              48
    Additional paid-in capital                                                                       8,798          12,964
    Retained earnings - substantially restricted                                                    45,944          42,914
    Common stock acquired by Employees Stock
       Ownership Plan (ESOP)                                                                        (3,658)         (3,862)
    Common stock acquired by Management
       Recognition Plan (MRP)                                                                          (78)           (125)
    Accumulated other comprehensive income (loss)                                                      403            (674)
                                                                                               ---------------------------
         Total stockholders' equity                                                                 51,453          51,265
                                                                                               ---------------------------
                                                                                                  $632,229        $674,213
                                                                                               ===========================

The notes to consolidated financial statements are an integral part of these statements.


Consolidated Statements of Income
(Dollars in thousands, except per share data)

                                                                                        Year Ended December 31,
                                                                                   2000            1999             1998
                                                                               -------------------------------------------
Interest and fees on loans                                                        $ 37,680        $ 36,506        $ 39,931
Interest on mortgage-backed certificates                                             5,244           2,533           3,208
Interest on investment securities                                                    2,411           3,237           2,664
Dividends and other interest income                                                  1,039           1,036           1,228
                                                                               -------------------------------------------
      Total interest income                                                         46,374          43,312          47,031
                                                                               -------------------------------------------
Interest on deposits                                                                17,999          16,737          19,571
Interest on borrowings                                                               6,862           5,243           6,234
                                                                               -------------------------------------------
      Total interest expense                                                        24,861          21,980          25,805
                                                                               -------------------------------------------
    Net interest income                                                             21,513          21,332          21,226
Provision for loan losses                                                               48              98             510
                                                                               -------------------------------------------
    Net interest income after provision for loan losses                             21,465          21,234          20,716
                                                                               -------------------------------------------
Other income:
    Deposit fees                                                                     2,699           2,511           2,454
    Gains (losses) on sales of:
        Securities, net                                                               (182)             --              72
        Loans, net                                                                     717             748           1,030
    Loan servicing fees and late charges                                               293             277             318
    Other                                                                            3,132           3,596           3,139
                                                                               -------------------------------------------
      Total other income                                                             6,659           7,132           7,013
                                                                               -------------------------------------------
Other expenses:
    Salaries and employee benefits                                                   8,542           8,524           8,301
    Equipment, data processing, and supplies                                         3,151           2,992           2,861
    Federal deposit insurance premiums                                                  98             241             260
    Other                                                                            7,456           7,142           6,775
                                                                               -------------------------------------------
      Total other expenses                                                          19,247          18,899          18,197
                                                                               -------------------------------------------
Income before income taxes                                                           8,877           9,467           9,532
Provision for income taxes                                                           3,196           3,408           3,417
                                                                               -------------------------------------------
    Net income                                                                    $  5,681         $ 6,059        $  6,115
                                                                               ===========================================

Earnings per share:
      Basic                                                                       $   1.29         $  1.32        $   1.30
                                                                               ===========================================
      Diluted                                                                     $   1.27         $  1.30        $   1.27
                                                                               ===========================================
Dividends per common share                                                        $    .60         $   .60        $    .41
                                                                               ===========================================






The notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income
(Dollars in thousands)

                                                                                          Year Ended December 31,
                                                                                    2000             1999             1998
                                                                                ------------------------------------------
Net income                                                                       $  5,681         $  6,059        $  6,115
                                                                                ------------------------------------------

Other comprehensive income (loss), before income taxes:
   Unrealized gains (losses) on securities available for sale
     Unrealized holding gains (losses) arising during the period                    1,557           (1,897)           (445)
   Reclassification adjustment for losses (gains) included
     in net income                                                                    182               --             (72)
                                                                                ------------------------------------------

Other comprehensive income (loss), before income taxes                              1,739           (1,897)           (517)

Income tax (provision) benefit related to items of other
   comprehensive (loss) income                                                       (662)             721             164
                                                                                ------------------------------------------

Other comprehensive income (loss), net of income taxes                              1,077           (1,176)           (353)
                                                                                ------------------------------------------

Comprehensive income                                                            $   6,758       $    4,883      $    5,762
                                                                                ==========================================









The notes to consolidated financial statements are an integral part of these statements.


Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)



                                                                                         Common       Accumulated
                                                                                          Stock          Other
                                Common          Common         Additional                Acquired     Comprehensive
                                Stock            Stock          Paid-In     Retained     by ESOP    Income (Loss), Net
                                Shares          Amount          Capital     Earnings     and MRP     of Income Taxes    Total
                              ------------------------------------------------------------------------------------------------
Balance, December 31, 1997     4,971,243     $      50        $ 18,119      $ 35,416     $ (4,503)    $   855         $ 49,937
Comprehensive income                  --            --              --         6,115           --        (353)           5,762
Cash dividends paid                   --            --              --        (1,931)          --          --           (1,931)
Exercise of stock options
   and related tax benefits       69,063            --             602            --           --          --              602
Stock repurchases               (231,500)           (2)         (4,667)           --           --          --           (4,669)
Other                                 --            --             123            --          252          --              375
                              ------------------------------------------------------------------------------------------------
Balance, December 31, 1998     4,808,806            48          14,177        39,600       (4,251)        502           50,076
Comprehensive income                  --            --              --         6,059           --      (1,176)           4,883
Cash dividends paid                   --            --              --        (2,745)          --          --           (2,745)
Exercise of stock options
and related tax benefits          23,168            --             198            --           --          --              198
Stock repurchases                (80,330)           --          (1,463)           --           --          --           (1,463)
Other                                 --            --              52            --          264          --              316
                              ------------------------------------------------------------------------------------------------
Balance, December 31, 1999     4,751,644            48          12,964        42,914       (3,987)       (674)          51,265
Comprehensive income                  --            --              --         5,681           --       1,077            6,758
Cash dividends paid                   --            --              --        (2,651)          --          --           (2,651)
Exercise of stock options
and related tax benefits          12,910            --             102            --           --          --              102
Stock repurchases               (321,283)           (4)         (4,205)           --           --          --           (4,209)
Other                                 --            --             (63)           --          251          --              188
                              ------------------------------------------------------------------------------------------------
Balance, December 31, 2000     4,443,271     $      44        $  8,798      $ 45,944     $ (3,736)    $   403         $ 51,453
                              ================================================================================================

























The notes to consolidated financial statements are an integral part of these statements.


Consolidated Statements of Cash Flows
(Dollars in thousands)

                                                                                        Year Ended December 31,
                                                                                 2000             1999             1998
                                                                         -------------------------------------------------
Cash flows from operating activities:
    Net income                                                                $  5,681          $  6,059         $  6,115
    Add (deduct) items not affecting cash during the year:
        Provision for loan losses                                                   48                98              510
        Provision for losses on real estate owned                                   26                22               15
        Amortization of loan yield adjustments                                     980               743              381
        Depreciation, amortization and accretion, net                            1,765             1,727            1,930
        Exercise of stock options tax benefit                                       49               159              543
        Net (gains) losses on sales/disposals of:
            Securities                                                             182                --              (72)
            Loans                                                                 (717)             (748)          (1,030)
            Real estate, property and equipment                                   (100)             (345)              36
        Proceeds from sales of loans held for sale                              45,187            55,651           82,893
        Originations of loans held for sale                                    (43,569)          (54,509)         (82,608)
        Change in assets/liabilities, net
            Decrease in interest receivable and other assets                       953               430            1,168
            (Decrease) increase in other liabilities                              (781)           (2,103)           2,633
                                                                         ------------------------------------------------
            Net cash provided by operating activities                            9,704             7,184           12,514
                                                                         ------------------------------------------------
Cash flows from investing activities:
        Purchases of securities available for sale                             (37,884)         (100,965)         (48,237)
        Proceeds from sales of securities available for sale                    54,119                --           66,660
        Principal repayments on securities available for sale                   15,363            10,517           34,855
        Proceeds from maturities and calls of securities available
             for sale                                                            9,000            15,350           18,000
        Net (increase) decrease in loans held for investment                    (3,695)           14,263            2,307
        Net proceeds on sales of real estate owned                                  --               223              597
        Additions to real estate owned                                             (39)              (24)             (86)
        Purchases of Federal Home Loan Bank stock                                 (250)           (4,700)          (1,650)
        Redemption of Federal Home Loan Bank stock                               2,300             2,666            5,295
        Purchases of property and equipment                                       (722)           (2,215)          (1,273)
        Proceeds from sales of property and equipment                               13               327              453
                                                                         ------------------------------------------------
            Net cash provided by (used for) investing activities                38,205           (64,558)          76,921
                                                                         ------------------------------------------------
Cash flows from financing activities:
        Proceeds from exercise of stock options                                     74               138              173
        Net increase (decrease) in deposits                                     29,866           (32,154)         (10,898)
        Proceeds from Federal Home Loan Bank advances                          360,000           194,000          587,000
        Repayment of Federal Home Loan Bank advances                          (432,000)         (127,000)        (657,000)
        Repayment of other borrowings                                               --                --           (2,575)
        Net increase in securities sold under agreement to repurchase              136               149            3,420
        Cash dividends paid                                                     (2,651)           (2,745)          (1,931)
        Common stock repurchases                                                (4,209)           (1,463)          (4,669)
        Other, net                                                                 (37)              (34)            (121)
                                                                         ------------------------------------------------
            Net cash (used for) provided by financing activities               (48,821)           30,891          (86,601)
                                                                         ------------------------------------------------
(Decrease) increase in cash and cash equivalents                                  (912)          (26,483)           2,834
Cash and cash equivalents, beginning of year                                    30,462            56,945           54,111
                                                                         ------------------------------------------------
Cash and cash equivalents, end of year                                     $    29,550          $ 30,462         $ 56,945
                                                                         ------------------------------------------------
Supplemental disclosures of cash flow information:
         Cash paid during the year for interest                            $     8,365          $  6,770         $  8,910
         Cash paid during the year for income taxes                              3,417             3,247            2,855
         Schedule of noncash investing and financing activities:
             Real estate acquired in settlement of loans                           214               342              312
             Loans to facilitate sale of real estate owned                         445               281              470
             Loan to facilitate sale of property                                    --                --            1,336

The notes to consolidated financial statements are an integral part of these statements.

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

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that affect the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, the Bank, and the Bank's wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Investment Securities

     Investment securities are classified into one of three categories: held to maturity, available for sale, or trading. Securities classified as held to maturity are carried at amortized cost; securities classified as available for sale are carried at their fair value with the amount of unrealized gains and losses, net of income taxes, reported as a separate component of stockholders' equity; and securities classified as trading are carried at fair value with the unrealized gains and losses included in earnings.

     Premium amortization and discount accretion are included in interest income and are calculated using the interest method over the period to maturity of the related asset. The adjusted cost of specific securities sold is used to compute realized gain or loss on sale. The gain or loss realized on sale is recognized on the trade date.

Loans

     Loans held for investment are carried at their outstanding principal balance. Unearned discounts, premiums, deferred loan fees and costs, and the allowance for loan losses are treated as adjustments of loans in the consolidated statements of financial condition.

     At December 31, 2000 and 1999, approximately eighty-three percent and seventy-nine percent, respectively, of the principal balance of the Bank's real estate loans were to residents of or secured by properties located in Virginia. This geographic concentration is also considered in management's establishment of loan loss reserves.

     Interest on loans is credited to income as earned. Interest receivable is accrued only if deemed collectible. Generally, interest is not accrued on loans over ninety days past due. Uncollectible interest on loans that are contractually past due is charged-off or an allowance is established based on management's periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower has reestablished the ability to make periodic interest and principal payments, in which case the loan is returned to accrual status. Interest income is recognized on loans which are ninety days or more past due only if management considers the principal and interest balance to be fully collectible. Loan origination and commitment fees and certain direct loan origination costs and premiums and discounts related to purchased loans are deferred and amortized as an adjustment of yield over the contractual life of the related loan without regard to anticipated prepayments. The unamortized portion of net deferred fees is recognized in income if loans prepay or if commitments expire unfunded. The amortization of net fees or costs is included in interest and fees on loans in the consolidated statements of income.

     Loans held for sale are carried at the lower of cost or market on an aggregate basis. Loan fees collected and direct origination costs incurred with respect to loans held for sale are deferred as an adjustment of the carrying value of the loans and are included in the determination of gain or loss on sale.

Impaired Loans

     Impaired loans are specifically reviewed loans for which it is probable that the Company will be unable to collect all amounts due according to the terms of the loan agreement. The specific factors that influence management's judgment in determining when a loan is impaired include evaluation of the financial strength of the borrower and the fair value of the collateral. Impaired loans are measured and reported based on the present value of expected cash flows discounted at the loan's effective interest rate, or at the fair value of the loan's collateral if the loan is deemed "collateral dependent." A valuation allowance is required to the extent that the measure of the impaired loans is less than the recorded investment. Generally, payments are applied in accordance with the contractual terms of the note or as a reduction of principal.

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

Real Estate Owned

     Real estate acquired in settlement of loans is recorded at the lower of the unpaid loan balance or estimated fair value, generally as determined by appraisal, less estimated costs of sale at the date of foreclosure. Subsequent valuations are periodically performed and valuation allowances are established if the carrying value of the real estate exceeds estimated fair value less estimated costs of sale. Costs related to development and improvement of real estate are capitalized. Net costs related to holding assets are expensed.

Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation and amortization. Major renewals or betterments are capitalized and depreciated over their estimated useful lives. Repairs and maintenance are charged to expense in the year incurred. Depreciation and amortization are computed principally on the straight-line basis over the estimated useful lives of the related assets. Depreciable lives for buildings and leasehold improvements are generally 5 to 40 years and for furniture and equipment are generally 3 to 7 years.

Goodwill and Other Intangibles

     Goodwill represents the excess of cost over the fair value of net assets acquired and is amortized on a straight-line basis over 15 years. The core deposit intangible represents the estimated fair value of certain customer relationships acquired and is amortized on an accelerated basis over 10 years.

     Management reviews goodwill for impairment whenever facts and circumstances warrant. The impairment would be determined by an undiscounted cash flow method.

Securities Sold Under Agreements to Repurchase

     The Bank enters into sales of securities under agreements to repurchase (reverse repurchase agreements) with customers. Fixed-coupon reverse repurchase agreements are treated as financing transactions, and the obligations to repurchase securities sold are reflected as liabilities in the statements of financial condition. The securities underlying the agreements continue to be recorded as assets.

Income Taxes

     The provision for income taxes is based upon income taxes estimated to be currently payable and certain changes in deferred income tax assets and liabilities. The deferred tax assets and liabilities relate principally to the use of different reporting methods for bad debts, depreciation, and Federal Home Loan Bank stock dividends.

Statements of Cash Flows

     For purposes of the statements of cash flows, the Company considers cash and federal funds sold to be cash and cash equivalents.

Earnings Per Share

     Basic earnings per share for the years ended December 31, 2000, 1999, and 1998 were determined by dividing net income for the respective year by 4,410,988 shares, 4,581,574 shares, 4,715,697 shares, respectively. Diluted earnings per share for the years ended December 31, 2000, 1999, and 1998 were determined by dividing net income for the respective year by 4,461,025 shares, 4,659,103 shares, 4,829,641 shares, respectively. The difference in the number of shares used for basic earnings per share and diluted earnings per share calculations for each of the three years results solely from the dilutive effect of stock options. Options on 141,000 shares, 131,000 shares, and 65,000 shares were not included in computing diluted earnings per share for the years ended December 31, 2000, 1999 and 1998, respectively, because their effects were antidilutive.

Comparative Financial Statements

     The financial statements for 1999 and 1998 have been reclassified to conform to the 2000 presentation. Such reclassifications had no impact on previously reported net income.

Note 2
Cash

     The Bank is required by the Federal Reserve Bank to maintain average reserve balances. The average amount of these reserve balances for the years ended December 31, 2000 and 1999 were $7,652,000 and $7,029,000, respectively. On December 31, 2000, the reserve balance was $8,300,000.

Note 3
Intangible Assets

     Goodwill and core deposit intangibles, and the related amortization, are as follows (in thousands):

                                                 Core Deposit
                                  Goodwill        Intangible        Total
                                  ---------------------------------------

Balance, December 31, 1998        $   3,364      $    283       $   3,647
Amortization                           (290)          (64)           (354)
                                  ---------------------------------------
Balance, December 31, 1999            3,074           219           3,293
Amortization                           (290)          (57)           (347)
                                  ---------------------------------------
Balance, December 31, 2000        $   2,784      $    162       $   2,946
                                  =======================================

     At December 31, 2000, the Company had recorded $1,863,000 of accumulated amortization.

Note 4
Securities Available for Sale

Securities available for sale are as follows (in thousands):

                                                                       December 31,
                                                  2000                                                 1999
                                 --------------------------------------------    -----------------------------------------------
                                                Gross      Gross                                Gross       Gross
                                 Amortized  Unrealized  Unrealized    Fair       Amortized   Unrealized  Unrealized     Fair
                                   Cost         Gains     Losses      Value        Cost         Gains      Losses       Value
                                 --------------------------------------------    -----------------------------------------------

U.S. Treasury securities         $      -   $      -   $      -    $     -        $ 14,004    $    11     $   (11)      $ 14,004
                                 --------------------------------------------   ------------------------------------------------
Other U. S. Government agency
     securities                         -          -          -          -          42,114          -        (833)        41,281
                                 --------------------------------------------   ------------------------------------------------
Other debt security                   250          -        (20)       230             250          -           -            250
                                 --------------------------------------------   ------------------------------------------------
Mortgage-backed certificates:
     Federal Home Loan
     Mortgage Corporation
     participation certificates    30,546        246          -     30,792          41,768        177        (149)        41,796
   Federal National Mortgage
     Association pass-through
     certificates                  33,499        316          -     33,815          38,670         31        (337)        38,364
   Government National
     Mortgage Association
     pass-through certificates     34,316        109          -     34,425           2,580         23           -          2,603
                                 --------------------------------------------   ------------------------------------------------
     Total mortgage-backed
       certificates                98,361        671          -     99,032          83,018        231        (486)        82,763
                                 --------------------------------------------   ------------------------------------------------
                                 $ 98,611   $    671   $    (20)   $99,262        $139,386    $   242     $(1,330)      $138,298
                                 ============================================   ================================================

     During 2000, the Company recognized gross gains of $69,000 and gross losses of $251,000 on the sale of available for sale securities. During 1999, the Company did not sell any available for sale securities. During 1998, the Company recognized gross gains of $143,000 and gross losses of $71,000 on the sale of available for sale securities.

The amortized cost and fair value of securities available for sale at December 31, 2000 are shown below by contractual maturity (in thousands):

                                                 Amortized        Fair
                                                   Cost           Value
                                               --------------------------
        Due in one year or less                $        -      $        -
        Due after 1 year through 5 years                -               -
        Due after 5 years                             250             230
        Mortgage-backed certificates               98,361          99,032
                                               --------------------------
                                               $   98,611      $   99,262
                                               ==========================

Note 5
Loans

Loans held for investment consist of the following (in thousands):


                                                             December 31,
                                                          2000         1999
                                                       -----------------------

First mortgage loans:
  Single family                                         $ 205,263    $ 221,041
  Multi-family                                              7,620        8,082
  Construction:
    Residential                                            53,291       58,528
    Nonresidential                                         25,471        7,685
  Commercial real estate                                   84,896       81,724
  Consumer lots                                             3,654        3,566
  Acquisition and development                              19,175       18,065
 Equity and second mortgage                                60,343       56,469
 Boat                                                       2,010        2,855
 Other consumer                                            12,594       11,968
 Commercial business                                       46,780       36,739
                                                        ----------------------
                                                          521,097      506,722
 Undisbursed portion of construction
   and acquisition and development loans                  (46,241)     (34,714)
  Allowance for loan losses                                (3,804)      (3,860)
  Unearned discounts, premiums, and loan
    fees, net                                               1,464        1,470
                                                        ----------------------
                                                        $ 472,516    $ 469,618
                                                        ======================

     At December 31, 2000, the Company's gross loan portfolio contained $185,470,000 of adjustable-rate mortgage loans and $58,922,000 of loans which are callable or balloon at various dates over the next seven years. Prime-based loans, net of the undisbursed portion of construction and acquisition and development loans, totaled $88,544,000 at December 31, 2000.

Nonaccrual loans are as follows (in thousands):


                                                     December 31,
                                          2000           1999            1998
                                       --------------------------------------

        Single family                  $ 1,413         $  103          $  416
        Land acquisition                    46             48              --
        Other consumer                      19             30              83
        Commercial business                202            111              64
                                       --------------------------------------
                                       $ 1,680         $  292          $  563
                                       ======================================


Interest income that would have been recorded under the contractual terms of such nonaccrual loans and the interest income actually recognized are summarized as follows (in thousands):

                                                       Year Ended December 31,
                                                      2000      1999      1998
                                                     --------------------------

        Interest income based on contractual
          terms                                      $   141    $  33    $  61
        Interest income recognized                        56       22       36
                                                     -------------------------
          Interest income foregone                   $    85    $  11    $  25
                                                     =========================


Changes in the allowance for loan losses are as follows (in thousands):

                                                       Year Ended December 31,
                                                       2000      1999      1998
                                                     --------------------------
        Balance at beginning of year                 $3,860     $4,024   $3,783
        Provision for loan losses                        48         98      510
        Losses charged to allowance                    (275)      (358)    (382)
        Recovery of prior losses                        171         96      113
                                                     --------------------------
          Balance at end of year                     $3,804     $3,860   $4,024
                                                     ==========================

     There were no impaired loans at or for the years ended December 31, 2000, 1999 and 1998.

     Loans serviced for others approximate $9,381,000 at December 31, 2000, $11,967,000 at December 31, 1999, and $13,826,000 at December 31, 1998.

Note 6
Interest Receivable

The components of interest receivable are as follows (in thousands):

                                                               December 31,
                                                           2000           1999
                                                         ----------------------

        Interest on loans                                $ 2,874        $ 2,523
        Interest on mortgage-backed certificates             656            628
        Interest on investments and interest-bearing
          deposits                                           108            931
                                                         ----------------------
                                                           3,638          4,082
        Less:  Allowance for uncollected interest            (92)           (15)
                                                         ----------------------
                                                         $ 3,546        $ 4,067
                                                         ======================

Note 7
Real Estate Owned

Real estate owned is as follows (in thousands):
                                                           December 31,
                                                     2000             1999
                                                  --------------------------

                Residential - Single family       $       --       $     123
                Land                                      --             105
                                                  --------------------------
                                                          --             228
                Less:  Valuation allowance                --             (10)
                                                  --------------------------
                                                  $       --       $     218
                                                  ==========================

Changes in the valuation allowance for real estate owned are as follows (in thousands):

                                                     Year Ended December 31,
                                                  2000         1999       1998
                                              --------------------------------

        Balance at beginning of year          $     10      $     53      $ 106
        Provision for losses                        26            22         15
        Losses charged to allowance                (36)          (65)       (68)
                                              ---------------------------------
        Balance at end of year                $     --      $     10      $  53
                                              =================================

     The provision for losses on real estate owned is included in other expense in the accompanying consolidated statements of income.

Note 8
Federal Home Loan Bank Stock

     Investment in the stock of the Federal Home Loan Bank (FHLB) is required by law for federally insured savings associations such as the Bank. No ready market exists for the stock and it has no quoted market value. The stock is carried at cost. The FHLB is required under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") to use its future earnings in various government-mandated programs including low to moderate income housing. These programs and other uses of the FHLB's future earnings could impair its ability to pay dividends to the Company on this investment.

Note 9
Property and Equipment

Property and equipment consist of the following (in thousands):

                                                             December 31,
                                                       2000            1999
                                                  --------------------------
        Buildings and leasehold improvements      $   11,547       $  11,265
        Furniture and equipment                       10,383          10,042
                                                  --------------------------
                                                      21,930          21,307
        Less:  Accumulated depreciation and
          amortization                               (11,820)        (10,527)
                                                  --------------------------
                                                      10,110          10,780
        Land                                           2,977           2,977
                                                  --------------------------
                                                  $   13,087       $  13,757
                                                  ==========================

     Depreciation and amortization expense is $1,378,000, $1,261,000, and $1,251,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

     In December 2000, the Company implemented a plan to close a retail branch in Hampton, Virginia and consolidate it with the Company's other Hampton branch. The Company expects this consolidation to be completed in the second quarter of 2001. Property, furniture and equipment for this branch has a carrying value of $602,000 at December 31, 2000. The Company expects to realize a loss on the disposal of this property, furniture and equipment of $210,000, before the related tax effect, and has recognized an expense for this amount in 2000 which is included in other expense in the accompanying consolidated statements of income.

Note 10
Deposits

Deposit balances by type and range of interest rates at December 31, 2000 and 1999 are as follows (in thousands):
                                                                December 31,
                                                              2000        1999
                                                           -------------------
         Noninterest-bearing:
             Commercial checking                           $ 76,305    $ 55,568
             Personal checking                               12,443       8,923
                                                             ------------------
               Total noninterest-bearing deposits            88,748      64,491
                                                             ------------------
         Interest-bearing:
             Passbook and statement savings                  29,516      32,191
             Checking accounts                               45,627      43,909
             Money market deposits                           87,519      76,342
             Certificates:                                  243,074     247,685
               Total interest-bearing deposits              405,736     400,127
                                                           --------------------
               Total deposits                              $494,484    $464,618
                                                           ====================

     Certificates in denominations greater than $100,000 aggregated $28,696,000 and $26,417,000 at December 31, 2000 and 1999, respectively.

The following is a summary of interest expense on deposits (in thousands):

                                                        Year Ended December 31,
                                                       2000      1999      1998
                                                       ------------------------

        Passbook and statement savings                $   747   $  830   $1,235
        Checking accounts                                 597      579      605
        Money market deposits                           3,106    2,614    2,412
        Certificates                                   13,594   12,751   15,373
        Less:  Early withdrawal penalties                 (45)     (37)     (54)
                                                       ------------------------
                                                      $17,999  $16,737  $19,571
                                                      =========================


At December 31, 2000, remaining maturities on certificates are as follows (in thousands):

                                          2001            $   192,168
                                          2001                 18,693
                                          2003                  5,226
                                          2004                  5,347
                                          2005                 21,640
                                                         ------------
                                                          $   243,074
                                                         ============

     At December 31, 2000, the Bank has pledged mortgage-backed certificates with a total carrying value of $11,085,000 to the State Treasury Board as collateral for certain public deposits.

Note 11
Advances from the Federal Home Loan Bank

     At December 31, 2000, advances from the FHLB consist of the following fixed-rate advances which are convertible, at the option of the FHLB, to an adjustable rate advance on the dates specified (dollars in thousands):


                                Interest
     Amount      Maturity        Rate        Convertible
 -------------------------------------------------------------------------------

    $25,000    July 7, 2003       6.19%    On January 8, 2001 and every 3 months
                                           thereafter until maturity
     15,000    December 3, 2003   4.84%    One-time on December 3, 2001
     30,000    December 20, 2010  4.68%    On December 20, 2001 and every 3
    -------                                months thereafter until maturity
    $70,000
    =======
   These advances are collateralized by first mortgage loans with a net book value of approximately $200,672,000 and by FHLB stock.

   The weighted average cost of advances from the FHLB is 6.16% and 5.23% for the years ended December 31, 2000 and 1999, respectively.

   Interest expense on advances from the FHLB, included in interest on borrowings in the accompanying consolidated statements of income, was $6,043,000, $4,602,000 and $5,622,000 for the years ended December 31, 2000,
1999 and 1998, respectively.

Note 12
Securities Sold under Agreements to Repurchase

   At December 31, 2000, mortgage-backed certificates sold under agreements to repurchase had a carrying value of $13,538,000 and a market value of $13,636,000. The reverse repurchase agreements executed with commercial deposit customers do not constitute savings accounts or deposits and are not insured by the Federal Deposit Insurance Corporation.

The following is a summary of certain information regarding the Company's reverse repurchase agreements (dollars in thousands):


                                                         December 31,
                                                 2000        1999       1998
                                               ------------------------------
Balance at end of year                         $ 13,369   $ 13,233   $ 13,084
Average amount outstanding during the year       15,361     15,711     12,026
Interest expense for the year                       819        641        535
Maximum amount outstanding at any month end      16,454     20,755     22,913
Weighted average interest rate during the year     5.33%      4.08%      4.45%
Weighted average interest rate at end of year      5.59%      3.78%      3.96%
Weighted average maturity at end of year          daily      daily      daily

Note 13
Other Income and Other Expense

The components of other income and other expense are as follows (in thousands):

                                                      Year Ended December 31,
                                                  2000        1999         1998
                                              ----------------------------------
Other income:
         Brokerage fees                       $   207     $   168      $    468
         Merchant processing fees               2,297       2,464         2,062
         Other miscellaneous                      628         964           609
                                              ----------------------------------
                                              $ 3,132     $ 3,596      $  3,139
                                              ==================================

Other expense:
         Net occupancy expense of premises    $ 2,340     $ 2,154      $  1,901
         Professional fees                        741         678           611
         Expenses, gains/losses on sales,
           and provision for losses on
           real estate owned, net                  42          44            89
         Merchant processing                    1,774       1,953         1,766
         Other miscellaneous                    2,559       2,313         2,408
                                              ----------------------------------
                                              $ 7,456     $ 7,142      $  6,775
                                              ==================================

Note 14
Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The net deferred tax asset is included in other assets in the statements of financial condition.

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                     December 31,
                                             2000       1999         1998
                                          ----------------------------------
Deferred tax assets:
         Bad debt reserves                $ 1,344      $ 1,353      $ 1,474
         Unrealized losses on securities
           available for sale                  --          413           --
         Other                                332          298          324
                                          ----------------------------------
                                            1,676        2,064        1,798
                                          ----------------------------------

Deferred tax liabilities:
         FHLB stock dividends                (660)        (660)        (696)
         Unrealized gains on securities      (249)          --         (308)
           available for sale
         Depreciation                        (231)        (303)        (344)
         Other                               (197)        (250)        (251)
                                         -----------------------------------
                                           (1,337)      (1,213)      (1,599)
                                         -----------------------------------
    Net deferred tax asset                $   339     $    851      $   199
                                         ===================================

The provision for income taxes consists of the following (in thousands):

                                      Year Ended December 31,
                               2000             1999             1998
                           --------------------------------------------
 Current:
           Federal          $    2,965     $     2,997    $     3,452
           State                   379             343            294
                           ------------------------------------------
                                 3,344           3,340          3,746
                           --------------------------------------------
 Deferred:
          Federal                 (125)             57           (277)
          State                    (23)             11            (52)
                           --------------------------------------------
                                  (148)             68           (329)
                           --------------------------------------------
                            $    3,196     $     3,408    $     3,417
                           ============================================


The reconciliation of "expected" federal income tax computed at the statutory rate (34%) to the reported provision for income taxes is as follows (in thousands):
                                                       Year Ended December 31,
                                                     2000       1999       1998
                                                 -------------------------------
Computed "expected" tax provision                $   3,018   $ 3,219    $ 3,241
  Increase (decrease) in taxes resulting from:
      State income taxes, net of federal               235       235        194
        tax benefit
      Other                                            (57)      (46)       (18)
                                                 -------------------------------

 Provision for income taxes                      $   3,196   $ 3,408    $ 3,417
                                                 ===============================

     For tax purposes, the Bank may only deduct bad debts as charged off. This amount may differ significantly from the amount deducted for book purposes. Retained earnings at December 31, 2000 includes $6,134,000 representing that portion of the Bank's tax bad debt allowance for which no provision for income taxes has been made. This amount would be subject to federal income taxes if the Bank were to use the reserve for purposes other than to absorb losses.

Note 15
Employee Benefit Plans

Employees Stock Ownership Plan

     The following summarizes information relating to the Company's Employee Stock Ownership Plan, which covers substantially all employees after they have met certain eligibility requirements.

     Stock Purchase - 1992

     In 2000, 1999 and 1998, dividends received by the ESOP, all of which related to allocated shares, were first used for administrative expenses, and dividends remaining were distributed to plan participants. Dividends received on allocated shares in 2000 totaled $114,000, of which $100,000 was distributed to participants; in 1999 totaled $124,000, of which $111,000 was distributed to participants; and in 1998 totaled $93,000, of which $72,000 was distributed to participants. At December 31, 2000, the ESOP has 181,119 allocated shares. A total of 17,216 shares were distributed in 2000 to terminated employees. All shares held by the ESOP relating to the 1992 stock purchase are considered outstanding for earnings per share calculations.

     Stock Purchase - 1997

     The Company recognizes compensation expense on an accrual basis based upon the estimated annual number of shares to be released valued at the shares' fair value. ESOP related compensation expense recognized by the Company totaled $191,600 in 2000, $299,200 in 1999, and $467,933 in 1998.

     The loan between the ESOP and the holding company has a fifteen-year term with monthly principal and interest payments which commenced as of January 1998. Shares are released and allocated to eligible participants annually. The number of shares released and allocated annually is based upon the pro rata amount of the total principal and interest paid in that year as compared to the total estimated principal and interest to be paid over the entire term of the loan. Dividends received on shares were used for debt service.

     Of the 248,157 shares purchased in 1997, 194,956 were unallocated at December 31, 2000. In 2000, 1999 and 1998, 16,246, 16,246 and 20,709 shares were allocated and were included in earnings per share calculations. A total of 2,705 shares were distributed in 2000 to terminated employees. At December 31, 2000, the fair value of unearned shares approximated $2,388,000.

401(k) Plan

     The Company has a 401(k) plan to which eligible employees may contribute a specified percentage of their gross earnings each year. For the years ended December 31, 2000, 1999, and 1998, the maximum percentage that could be contributed by employees was 15%. No contributions were made by the Company to the plan in 2000, 1999 and 1998.

Postretirement Benefit Plan

     The Company sponsors a postretirement health care and life insurance benefit plan. This plan is unfunded and the Company retains the right to modify or eliminate these benefits. Participating retirees and eligible dependents under the age of 65 are covered under the Company's regular medical and dental plans. Participating retirees and eligible dependents age 65 or older are eligible for a Medicare supplement plan. The medical portion of the plan is contributory for retirees, with retiree contributions adjusted annually, and contains other cost-sharing features such as deductibles and copays. The life insurance portion of the plan is noncontributory. The Company has elected to amortize its unrecognized transition obligation over 20 years.

The following table sets forth the plan's benefit obligations, fair value of plan assets and funded status at January 1, 2000 and 1999 (in thousands).

                                                      At or for the plan years
                                                         ended January 1,
                                                        2000           1999
                                                      ------------------------
Change in benefit obligation:
Benefit obligation at beginning of year               $  815          $   804
Service cost                                               4                4
Interest cost                                             54               54
Actuarial loss (gain)                                    (63)               8
Benefits paid                                            (56)             (55)
                                                      ------------------------
Benefit obligation at end of year                        754              815
                                                      ------------------------
Change in plan assets:
Fair value of plan assets at beginning of year            --               --
Employer contribution                                     56               55
Benefits paid                                            (56)             (55)
                                                      ------------------------
Fair value of plan assets at end of year                  --               --
                                                      ------------------------
Funded status                                           (754)            (815)
Unrecognized net actuarial loss                           83              150
Unrecognized prior service cost                          453              488
                                                      ------------------------
Accrued benefit cost in the consolidated
 statements of financial condition                    $ (218)         $  (177)
                                                      ========================


The components of net periodic postretirement benefit cost are as follows (in thousands):


                                             For the years ended December 31,
                                            2000           1999            1998
                                        ---------------------------------------
Service cost                            $     3          $    4         $     4
Interest cost                                54              54              54
Amortization of prior service costs          35              35              35
Recognized net actuarial loss                --               4               4
                                        ---------------------------------------
                                        $    92          $   97         $    97
                                        =======================================

For the years ended December 31, 2000, 1999 and 1998, actuarial assumptions include an assumed discount rate on benefit obligations of 7.50%, 7.00% and 7.00%, respectively.

Medical and dental trends used for 2000 were 7.00% for the active medical and dental plan and 6.00% for the medicare supplement. These rates trend down to 5.00% and 4.00%, respectively, in 2004.

The effect of a 1% change in health care trend assumptions are as follows (in thousands):

                                        1% Increase         1% Decrease
                                        -------------------------------
Aggregate service and interest cost        $    3              $   (3)
Benefit obligation                         $   41              $  (35)

Note 16
Stock Options and Awards

     At December 31, 2000, the Company has two stock-based compensation plans, the CENIT Stock Option Plan and the Management Recognition Plan, which are described below. The Company has elected not to adopt the recognition provisions of Statement of Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock-Based Compensation," which requires a fair-value based method of accounting for stock options and similar equity awards, and will continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations to account for its stock-based compensation plans.

Stock Option Plans

     The Company adopted, in 1992, the CENIT Stock Option Plan for the benefit of non-employee directors and key officers. During the period 1992-1997, the Company granted options relating to 370,875 shares of common stock, which is the total number of shares reserved for issuance under the Stock Option Plan. Options granted in 1992 became exercisable in full from two to five years after the date of grant, options granted in 1993 became exercisable in full two years after the date of grant, and options granted in 1994, 1995, 1996 and 1997 are exercisable 25% each year over the four-year period after the applicable date of grant. In addition, limited stock appreciation rights were granted with the options issued under the Stock Option Plan. These rights may be exercised in lieu of the related stock options only in the event of a change in control of the Company, as defined in the Stock Option Plan.

     In 1998, the Company adopted the CENIT Long-Term Incentive Plan for the benefit of non-employee directors and key officers and employees. The total number of shares of common stock reserved for issuance under the Long-Term Incentive Plan is 225,000. Options granted in 2000 and 1999 are exercisable 25% each year over the four-year period after the date of grant.

     Under both the Stock Option Plan and the Long-Term Incentive Plan, the option price cannot be less than the fair market value of the common stock on the date of the grant, and options expire no later than ten years after the date of the grant.



                                                               Year Ended December 31,
                                           2000                          1999                          1998
                                 ------------------------------------------------------- --------------------------
                                                Weighted                  Weighted                      Weighted
                                                 Average                  Average                       Average
                                                 Exercise                 Exercise                      Exercise
                                  Shares          Price    Shares          Price          Shares        Price
                                 ----------     --------- ---------     ------------   ----------      ---------
Outstanding at beginning
  of year                           287,832     $ 12.73     249,110      $  10.50         271,938       $  6.09

Granted                              68,000       13.38      66,000         18.00          67,000         22.25

Exercised                           (14,538)       5.10     (27,278)         5.07         (84,798)         5.31

Forfeited                            (2,000)         --          --            --          (5,030)        15.65
                                    --------                -------                      --------

Outstanding at end of year          339,294       13.14     287,832         12.73         249,110         10.50
                                    =======                 =======                       =======

Options exercisable at
     year end                       189,130       10.28     173,574          8.54         164,331          5.49


     The weighted average fair value of options granted during 2000, 1999 and 1998 was $3.20, $5.32 and $6.09, respectively.

     The weighted  average fair value of all of the options  granted  during the
period  1995  through   2000  has  been   estimated   using  the   Black-Scholes
option-pricing model with the following weighted average assumptions:

                                               Year Ended December 31,
                                            2000        1999           1998
                                         -------------------------------------

Annual dividend yield                        4.49%       3.33%        2.70%
Weighted average risk-free interest rate     5.93%       6.46%        4.76%
Weighted average expected volatility        29.00%      31.00%       29.00%
Weighted average expected life in years       6.0          6.0         6.3

     The provisions of FAS 123 require pro forma disclosure of compensation expense for the Company based on the fair value of the awards at the date of the grant. Under those provisions, the Company's net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):
                                        Year Ended December 31,
                                 2000            1999          1998
                            ---------------------------------------
Net income:
       As reported            $    5,681    $  6,059      $   6,115
       Pro forma                   5,545       5,960          6,071

Basic earnings per share:
       As reported            $     1.29    $  1.32       $    1.30
       Pro forma                    1.26       1.30            1.29

Diluted earnings per share:
       As reported            $     1.27    $  1.30       $    1.27
       Pro forma                    1.24       1.28            1.26

         The  following   table   summarizes   information   about  the  options
outstanding at December 31, 2000:


                                             Options Outstanding                            Options Exercisable
                       ------------------------------------------------------     ----------------------------------
                                            Weighted
                                             Average              Weighted                                Weighted
                                            Remaining              Average                                Average
       Range of           Number           Contractual            Exercise             Number             Exercise
    Exercise Prices    Outstanding            Life                  Price           Exercisable            Price
--------------------------------------------------------------------------------------------------------------------

     $3.84                  86,881                 1.58           $      3.84          86,881            $    3.84
     $7.09 to $7.73         16,152                 3.23                  7.49          16,152                 7.49
     $1.55 to $12.34        29,004                 5.54                 11.95          29,004                11.95
     $13.38                 68,000                10.68                 13.38               -                13.38
     $15.00                 10,257                 6.17                 15.00           7,593                15.00
     $18.00                 65,000                 8.75                 18.00          17,000                18.00
     $22.25                 64,000                 7.75                 22.25          32,500                22.25
                           -------                                                    -------
                           339,294                 6.50                 13.14         189,130                10.28
                           =======                                                    =======



Management Recognition Plan

     The objective of the MRP is to enable the Company to retain personnel of experience and ability in key positions of responsibility. The MRP was authorized to acquire up to 2% of the shares of common stock of the Company issued in the conversion (See Note 19). The Bank contributed $247,250 to the MRP to enable the MRP trustees to acquire a total of 64,500 shares of the common stock in the conversion at $3.84 per share. As a result of an oversubscription in the subscription offering, the MRP was able to acquire only 45,000 shares in the conversion. In 1997, the MRP purchased 14,118 additional shares at an average price of approximately $15.13 per share. No shares were purchased in 2000, 1999 or 1998.

     A total of 37,086 shares were granted in 1992 and vested 20% each year over five years beginning in 1993. The shares granted in 1996 and 1997 vest at the end of three to five years. Compensation expense, which is recognized as shares vest, totaled $47,000, $73,000, and $72,000 for 2000, 1999 and 1998,
respectively. The unamortized cost of the shares purchased, which represents deferred compensation, is reflected as a reduction of stockholders' equity in the Company's consolidated statements of financial condition.

     A summary of MRP activity is as follows:

                                                    Year Ended December 31,
                                                2000        1999        1998
                                             -------------------------------

         Outstanding at beginning of year      25,092      31,275      34,182
         Granted                                   --          --          --
         Vested                                (8,100)     (6,183)     (2,907)
                                             --------------------------------
         Outstanding at end of year            16,992      25,092      31,275
                                             ================================


     During 1998, 3,783 shares were forfeited, of which 2,916 were reissued in 2000. The shares reissued in 2000 vest in 2005. At December 31, 2000, the weighted  average  period until the awards  become vested is  approximately  1.6 years.

Note 17
Commitments and Financial Instruments With Off-Balance Sheet Credit Risk

     The Company is a party to financial instruments with off-balance sheet credit risk in the normal course of business to meet the financing needs of its customers and, to a lesser extent, to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit in the form of loans or through letters of credit.

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

     The Company had loan commitments, excluding the undisbursed portion of construction and acquisition and development loans, as follows (in thousands):

                                                              December 31,
                                                         2000           1999
                                                    -------------------------
Commitments outstanding:
  Mortgage loans:
    Fixed rate (rates between 7.75% and 9.99% at
     2000 and between 7.75% and 11.23% at 1999)     $    1,910      $   2,938
    Variable rate                                          607          3,766
  Commercial business loans                              5,223          3,448
                                                    -------------------------
                                                    $    7,740      $  10,152
                                                    =========================

     At December 31, 2000, the Company has granted unused consumer and commercial lines of credit of $41,539,000 and $21,139,000, respectively.

     Standby letters of credit are written unconditional commitments issued to guarantee the performance of a customer to a third party and total approximately $6,522,000 at December 31, 2000. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending a loan and the collateral obtained, if any, varies but generally includes real estate or personal property. Because most of these letters of credit expire without being drawn upon, they do not necessarily represent future cash requirements.

     At December 31, 2000, commitments to sell loans were $3,409,000.

     Rent expense under long-term operating leases for property approximates $1,032,000, $1,015,000, and $713,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The minimum rental commitments under noncancelable leases with an initial term of more than one year for the years ending December 31, are as follows (in thousands):

                                    2001            $   901
                                    2002                556
                                    2003                487
                                    2004                481
                                    2005                292
                                    Thereafter          581
                                                    -------
                                                    $ 3,298
                                                    =======

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

     As of December 31, 2000, the most recent notification from the OTS categorized the Bank as "well capitalized" under the framework for prompt corrective action. To be considered well capitalized under prompt corrective action provisions, the Bank must maintain capital ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's categorizations.

     The Bank's actual capital amounts and ratios are as follows (dollars in thousands):



                                                                                                        Required for
                                                 Actual                      Required                 Well Capitalized
                                          -------------------          -------------------          ---------------------
                                          Amount        Ratio          Amount        Ratio          Amount          Ratio
                                          ------        -----          ------        -----          ------          -----

As of December 31, 2000:

Tier 1 (core) capital                    $  46,642        7.4%       $  25,144        4.0%      $   31,430          5.0%
Tier 1 risk-based capital                   46,642       10.3           18,061        4.0           27,091          6.0
Total risk-based capital                    49,756       11.0           36,121        8.0           45,151         10.0
Tangible equity capital                     46,642        7.4           12,572        2.0               --           --

As of December 31, 1999:

Tier 1 (core) capital                    $   47,444         7.1%       $   26,877        4.0%      $   33,597         5.0%
Tier 1 risk-based capital                    47,444        10.8            17,603        4.0           26,405         6.0
Total risk-based capital                     51,271        11.4            35,207        8.0           44,008        10.0
Tangible equity capital                      47,444         7.1            13,439        2.0               --          --




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

Note 19
Stockholders' Equity

     As part of the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, the Bank established a liquidation account for the benefit of eligible depositors who continue to maintain their deposit accounts in the Company after conversion. In the unlikely event of a complete liquidation of the Bank, each eligible depositor will be entitled to receive a liquidation distribution from the liquidation account, in the proportionate amount of the then current adjusted balance for deposit accounts held, before distribution may be made with respect to the Bank's capital stock. The Bank may not declare or pay a cash dividend to the Company on, or repurchase any of, its capital stock if the effect thereof would cause the retained earnings of the Bank to be reduced below the amount required for the liquidation account. Except for such restrictions, the existence of the liquidation account does not restrict the use or application of the Bank's retained earnings. At December 31, 2000, the liquidation account balance was $2,323,000.

Note 20
Related Party Transactions

     The Company has made loans to executive officers, directors, and to companies in which the executive officers and directors have a financial interest. The following is a summary of related party loans (in thousands):


 Balance at January 1, 2000                               $  4,816
 Originations                                               10,264
 Repayments                                                 (2,669)
                                                          --------
 Balance at December 31,                                  $ 12,411
                                                          ========

     Under the Company's current policy, related party loans are made on substantially the same terms, including interest rate and collateral requirements, as are available to the general public. The Company believes loans to related parties do not involve more than the normal risk of collectibility. Commitments to extend credit and letters of credit to related parties totaled $2,902,000 at December 31, 2000.

     Deposits from related parties held by the Company at December 31, 2000 amounted to $13,315,000.

Note 21
Disclosures About Fair Value of Financial Instruments

     The following summary presents the methodologies and assumptions used to estimate the fair value of the Company's financial instruments presented below. The Company operates as a going concern and except for its investment securities portfolio and certain residential loans, no active market exists for its financial instruments. Much of the information used to determine fair value is highly subjective and judgmental in nature and therefore the results may not be precise. The subjective factors include, among other things, estimates of cash flows, risk characteristics, credit quality, and interest rates, all of which are subject to change. Since the fair value is estimated as of December 31, 2000, the amounts which will actually be realized or paid upon settlement or maturity of the various instruments could be significantly different.

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

     Deposit liabilities with no stated maturity are reported at the amount payable on demand without regard for the inherent funding value of these instruments. The Company believes that significant value exists in this funding source. The fair value of deposits does not include the value of the customer relationship or the rights to fees generated by the account.

Borrowings

     For short-term borrowings (which include overnight advances from the FHLB and securities sold under agreements to repurchase), the carrying amount is a reasonable estimate of fair value.

     For long-term borrowings (which include advances from the FHLB other than overnight advances), rates currently available to the Company for borrowings with similar terms and remaining maturities are used to estimate fair value of existing borrowings.

Other

     The carrying value of interest receivable, FHLB stock and interest payable is a reasonable estimate of the fair value.

Loan Commitments and Standby Letters of Credit

     The Company has reviewed its loan commitments and standby letters of credit and determined that differences between the fair value and notional principal amounts are not significant.

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2000 and 1999. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.


                                                                         December 31,
                                                             2000                            1999
                                                 ----------------------------     ---------------------------
                                                   Carrying            Fair          Carrying          Fair
                                                    Amount             Value          Amount           Value
                                                ----------------------------     ---------------------------
 Financial assets:
 Cash                                            $     20,904     $    20,904     $    17,554      $   17,554
   Federal funds sold                                   8,646           8,646          12,908          12,908
   Securities available for sale                       99,262          99,262         138,298         138,298
   Loans held for investment                          472,516         470,776         469,618         466,852
   Loans held for sale                                  2,536           2,536           3,456           3,456
   Interest receivable                                  3,546           3,546           4,067           4,067
   FHLB stock                                           5,050           5,050           7,100           7,100
 Financial liabilities:
   Deposits                                           494,484         496,582         464,618         465,181
   Advances from the FHLB                              70,000          70,242         142,000         141,491
   Securities sold under agreements                    13,369          13,369          13,233          13,233
     to repurchase
   Interest payable (included in other                    600             600             510             510
     liabilities)

     The carrying amounts shown in the table are included in the consolidated statements of financial condition under the included captions.


Note 22
Condensed Parent Company Only Financial Statements

     The following condensed financial statements for CENIT Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.


Condensed Statements of Financial Condition
(In thousands)
                                                         December 31,
                                                    2000             1999
                                                 ----------------------------
 Assets:
   Cash                                          $       48       $      53
   Securities available for sale at fair value          230             250
   Equity in net assets of the Bank                  50,004          50,064
   Other assets                                       1,357           1,216
                                                 ---------------------------
                                                 $   51,639       $  51,583
                                                 ===========================

 Liabilities:
   Other liabilities                             $      186       $     318
                                                 ---------------------------
 Stockholders' equity                                51,453          51,265
                                                 ---------------------------
                                                 $   51,639       $  51,583
                                                 ===========================


Condensed Statements of Operations
(In thousands)
                                                       Year Ended December 31,
                                               2000             1999            1998
                                               -----------------------------------------

   Equity in earnings of the Bank              $ 5,821        $  6,293         $  6,520
   Interest income                                  23              23               22
   Interest expense                                 --              --              (76)
   Salaries and employee benefits                   (6)           (118)            (296)
   Professional fees                              (141)           (182)            (202)
   Other expenses                                  (94)            (88)             (86)
                                               -----------------------------------------
   Income before income taxes                    5,603           5,928            5,882
   Benefit from income taxes                        78             131              233
                                               -----------------------------------------
   Net income                                  $ 5,681        $  6,059         $  6,115
                                               =========================================

Condensed Statements of Cash Flows
(In thousands)
                                                          Year Ended December 31,
                                                2000            1999            1998
                                               ----------------------------------------
 Net cash provided by operations               $ 6,781         $ 4,068         $  9,307
                                               ----------------------------------------

 Cash flows from investing activities:
   Purchase of securities available for sale        --              --             (250)
                                               -----------------------------------------
 Net cash used for investing activities              --              --            (250)
                                               -----------------------------------------

 Cash flows from financing activities:
    Cash dividends paid                          (2,651)         (2,745)         (1,931)
    Net proceeds from issuance of common stock       74             137             173
    Principal payments on other borrowings           --              --          (2,575)
    Common stock repurchases                     (4,209)         (1,463)         (4,669)
 Net cash used for financing activities          (6,786)         (4,071)         (9,002)
                                               ------------------------------------------
 Net (decrease) increase in cash and cash
    equivalents                                      (5)             (3)             55

 Cash and cash equivalents at beginning of year      53              56               1
                                               ------------------------------------------
 Cash and cash equivalents at end of year       $    48        $     53        $     56
                                               ==========================================


Note 23
Quarterly Results of Operations (Unaudited)
(Dollars in thousands, except per share data)

                                                                                Year Ended December 31, 2000
                                                                    First           Second          Third           Fourth
                                                                   Quarter          Quarter        Quarter          Quarter
                                                               ------------------------------------------------------------
Total interest income                                          $   11,598      $    11,651      $   11,634      $   11,491
Total interest expense                                              6,204            6,268           6,223           6,166
                                                               ------------------------------------------------------------
         Net interest income                                        5,394            5,383           5,411           5,325
Provision for loan losses                                              29                -              19               -
                                                               ------------------------------------------------------------
         Net interest income after provision                        5,365            5,383           5,392           5,325
                  for loan losses
Other income                                                        1,593            1,636           1,932           1,498
Other expenses                                                      4,787            4,608           4,777           5,074
                                                               ------------------------------------------------------------
Income before income taxes                                          2,171            2,411           2,547           1,749
Provision for income taxes                                            782              868             917             630
                                                               ------------------------------------------------------------
         Net income                                            $    1,389      $     1,543      $    1,630       $   1,119
                                                               ============================================================

Earnings per share:
         Basic                                                 $      .31      $       .34       $     .37       $     .26
                                                               ============================================================
         Diluted                                               $      .30      $       .34       $     .37       $     .26
                                                               ============================================================
Dividends per common share                                     $      .15      $       .15       $     .15       $     .15
                                                               ============================================================



                                                                          Year Ended December 31, 1999
                                                                    First           Second          Third           Fourth
                                                                   Quarter         Quarter         Quarter         Quarter
                                                               ------------------------------------------------------------
Total interest income                                          $   10,727      $    10,568       $  10,690       $  11,327
Total interest expense                                              5,380            5,324           5,448           5,829
                                                               ------------------------------------------------------------
         Net interest income                                        5,347            5,244           5,242           5,498
Provision for loan losses                                              14               22              39              23
                                                               ------------------------------------------------------------
         Net interest income after provision                        5,333            5,222           5,203           5,475
                  for loan losses
Other income                                                        1,831            1,824           1,891           1,587
Other expenses                                                      4,875            4,840           4,549           4,634
                                                               ------------------------------------------------------------
Income before income taxes                                          2,289            2,206           2,545           2,428
Provision for income taxes                                            824              794             916             874
                                                               ------------------------------------------------------------
         Net income                                            $    1,465      $     1,412       $   1,629       $   1,554
                                                               ============================================================

Earnings per share:
         Basic                                                 $      .32      $      .31       $      .35       $     .34
                                                               ============================================================
         Diluted                                               $      .31      $      .30       $      .35       $     .33
                                                               ============================================================
Dividends per common share                                     $      .15      $      .15       $      .15       $     .15
                                                               ============================================================



NOTE: May not add to total for year due to rounding.


Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

"Changes in Registrant's Certifying Accountant" is incorporated herein by reference to this report from Form 8-K, Item 4 filed September 26, 2000.

                                    PART III

Item 10 - Directors and Executive Officers of the Registrant

     The information contained under the caption "Election of Directors" to appear in the Company's definitive proxy statement relating to the Company's 2001 Annual Meeting of Stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year covered by this report on Form 10-K (hereinafter referred to as the "Annual Meeting Proxy Statement"), is incorporated herein by reference. Information concerning the executive officers of the Company is included in Part I of this Report on Form 10-K.

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

    Exhibit No. 10. Material Contracts, incorporated herein by reference to this document from the Exhibits to Form S-1, Registration Statement, as amended, filed on July 31, 1991, Registration No. 33-41848, Exhibits to Amendment No. 1 to Form S-1 filed on April 29, 1992, Exhibits to Amendment No. 2 to Form S-1 filed on June 11, 1992, Exhibits to Form 8-K filed on October 22, 1993, Exhibits to Form 8-K filed on November 18, 1994, Exhibits to Form S-4 filed on April 4, 1995, Registration No. 033-90922, Exhibits to Form 10-Q filed on November 14, 1995, Exhibits to Form 8-K filed on July 9, 1996, Exhibits to Form 10-K filed on March 25, 1997, Exhibits to Form 10-Q filed on May 5, 1998, and Exhibit to Form 10-Q filed on November 9, 2000.

    10.1   CENIT Stock Option Plan
    10.2   CENIT Employees Stock Ownership Plan and Trust Agreement
    10.3   ESOP Loan Commitment Letter
    10.4   CENIT Management Recognition Plan
    10.5   ESOP Loan Agreement
    10.6 Agreement and Plan of Reorganization between Princess Anne Company and CENIT Bancorp, Inc.
    10.7 Branch Purchase and Deposit Assumption Agreement between CENIT Bancorp, Inc. and Essex Savings Bank, F.S.B.
    10.8   Employment Agreement with Michael S. Ives
    10.9   CENIT Long Term Incentive Plan
    10.10  Key Executive Change of Control Agreement with Barry L. French
    10.11  Key Executive Change of Control Agreement with John O. Guthrie
    10.12  Key Executive Change of Control Agreement with Roger J. Lambert
    10.13  Key Executive Change of Control Agreement with Alvin D. Woods
    10.14  Alternative Stock Appreciation Rights Program for Non-Employee
           Directors
    10.15 Alternative Stock Appreciation Right Agreement (officers) with Michael S. Ives
    10.16 Alternative Stock Appreciation Right Agreement (officers) with Barry L. French
    10.17 Alternative Stock Appreciation Right Agreement (officers) with John O. Guthrie
    10.18 Alternative Stock Appreciation Right Agreement (officers) with Roger J. Lambert
    10.19 Alternative Stock Appreciation Right Agreement (officers) with Alvin D Woods
    10.20  Employment Agreement with Roger J. Lambert

    Exhibit No. 11  Statement Re:  Computation of Per Share Earnings
           The 2000 statement Re: Computation of per share earnings is attached as Exhibit 11

    Exhibit No. 21  Subsidiaries of the Registrant
           CENIT Bank is the only subsidiary of the Registrant. Information regarding CENIT Bank is included in Part I, Item 1 under the
           caption "Activities  of  Subsidiary   Companies  of  CENIT  Bank"
           which  is incorporated by reference

    Exhibit No. 23.1  Consent of Independent Accountants
           The consent of KPMG LLP, independent accountants for the Company, is attached as Exhibit 23.1

    Exhibit No. 23.2 Consent of Independent Accountants
           The consent of PricewaterhouseCoopers LLP, former independent accountants for the Company, is attached as Exhibit 23.2

    Exhibit No. 27 Financial Data Schedule Article 9
           The Financial Data Schedule is attached as Exhibit 27

(b) Reports on Form 8-K filed in the fourth quarter of 2000
    None

(c) Exhibits
    Exhibits to this Form 10-K are either filed as part of this Report or are incorporated herein by reference.

(d) Financial Statements Excluded from Annual Report to Shareholders pursuant to Rule 14a3(b)
    Not applicable.

Supplemental Information

     As of the date of filing of this report on Form 10-K, no annual report or proxy material has been sent to security holders. This material will be furnished to security holders and the Securities and Exchange Commission subsequent to the filing of this report on Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   CENIT Bancorp, Inc.


                                            By:    /s/ Michael S. Ives
                                                   --------------------------
                                                   Michael S. Ives, President
                                                   and Chief Executive Officer
                                                   --------------------------
                                                   March 30, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:               /s/ John O. Guthrie                   March 30, 2001
                  --------------------------            --------------
                    John O. Guthrie                         (Date)
                    Senior Vice President and
                    Chief Financial Officer

By:               /s/ Winfred O. Stant, Jr.             March 30, 2001
                  --------------------------            --------------
                    Winfred O. Stant, Jr.                   (Date)
                    Senior Vice President and
                    Chief Accounting Officer

By:               /s/ Charles R. Malbon, Jr.            March 30, 2001
                  --------------------------            --------------
                    Charles R. Malbon, Jr.                  (Date)
                    Chairman of the Board/Director

By:               /s/ Michael S. Ives                   March 30, 2001
                  --------------------------            --------------
                    Michael S. Ives                         (Date)
                    Director

By:               /s/ David L. Bernd                    March 30, 2001
                  --------------------------            --------------
                    David L. Bernd                          (Date)
                    Director

By:               /s/ William J. Davenport, III         March 30, 2001
                  --------------------------            --------------
                    William J. Davenport, III               (Date)
                    Director

By:               /s/ John F. Harris                    March 30, 2001
                  --------------------------            --------------
                    John F. Harris                          (Date)
                    Director

By:               /s/ William H. Hodges                 March 30, 2001
                  --------------------------            --------------
                    William H. Hodges                       (Date)
                    Director

By:               /s/ Roger C. Reinhold                 March 30, 2001
                  --------------------------            --------------
                    Roger C. Reinhold                       (Date)
                    Director

By:               /s/ Anne B. Shumadine                 March 30, 2001
                  --------------------------            --------------
                    Anne B. Shumadine                       (Date)
                    Director

By:               /s/ David R. Tynch                    March 30, 2001
                  --------------------------            --------------
                    David R. Tynch                          (Date)
                    Director