Form 10-Q
period 2001-03-31
CENIT BANCORP INC
filed 2001-04-20
CIK 877834

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended March 31, 2001                  Commission File Number 0-20378

                            CENIT BANCORP, INC.
           -----------------------------------------------------
          (Exact name of registrant as specified in its charter)

               Delaware                                   54-1592546
----------------------------------------   -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification
 incorporation or organization)                         Number)

 300 East Main Street, Suite 1350
          Norfolk, Virginia                                   23510
----------------------------------------   -------------------------------------
(Address of principal executive                        (Zip code)
      office)

      Registrant's telephone number, including area code:    (757) 446-6600

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES   X                      NO
                               -----                       -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.01 Par Value                       4,430,171
---------------------------         ---------------------------------------
       Title of Class                     Number of Shares Outstanding
                                             as of April 13, 2001

                      CENIT BANCORP, INC. AND SUBSIDIARIES

                                    Contents
--------------------------------------------------------------------------------

                                                                           Page
PART I - FINANCIAL INFORMATION

Item 1
   Financial Statements

Consolidated Statements of Financial Condition as of March 31, 2001
Unaudited)and December 31, 2000 .............................................. 1

Unaudited Consolidated Statements of Income for the Three Months
Ended  March 31, 2001 and March 31, 2000 ..................................... 2

Unaudited Consolidated Statements of Comprehensive Income for the
Three Months Ended March 31, 2001 and March 31, 2000 ......................... 3

Unaudited Consolidated Statement of Changes in Stockholders' Equity
for the Three Months ended March 31, 2001 .................................... 4

Unaudited Consolidated Statements of Cash Flows for the
Three Months Ended March 31, 2001 and March 31, 2000 ......................... 5

Notes to Unaudited Consolidated Financial Statements ......................... 6

Item 2
   Management's Discussion and Analysis of Financial Condition
   and Results of Operations ................................................. 7

Item 3
   Quantitative and Qualitative Disclosures about Market Risk.................15

PART II - OTHER INFORMATION

Item 1
   Legal Proceedings..........................................................15

Item 2
   Changes in Securities......................................................15

Item 3
   Defaults Upon Senior Securities............................................15

Item 4
   Submission of Matters to a Vote of Security Holders........................15

Item 5
   Other Information .........................................................15

Item 6
   Exhibits and Reports on Form 8-K...........................................15

   Signatures.................................................................16



PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
                                       CENIT BANCORP, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Dollars in thousands, except per share data)

                                                      ASSETS
                                                               (Unaudited)
                                                             March 31, 2001   December 31, 2000
                                                             --------------   -----------------
Cash ............................................................ $  20,048    $  20,904
Federal funds sold ..............................................    12,236        8,646
Securities available for sale at fair value (adjusted
   cost of $135,387 and $98,611, respectively) ..................   136,959       99,262
Loans, net:
   Held for investment ..........................................   461,823      472,516
   Held for sale ................................................     4,961        2,536
Interest receivable .............................................     3,709        3,546
Real estate owned, net ..........................................       363            -
Federal Home Loan Bank stock, at cost ...........................     5,700        5,050
Property and equipment, net .....................................    12,837       13,087
Goodwill and other intangibles, net .............................     2,861        2,946
Other assets ....................................................     3,318        3,736
                                                                  ---------    ---------
                                                                  $ 664,815    $ 632,229
                                                                  =========    =========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
     Noninterest-bearing ........................................ $  96,535    $  88,748
     Interest-bearing ...........................................   408,029      405,736
                                                                  ---------    ---------
        Total deposits ..........................................   504,564      494,484
   Advances from the Federal Home Loan Bank .....................    88,000       70,000
   Securities sold under agreements to repurchase ...............    15,098       13,369
   Advance payments by borrowers for taxes and insurance ........       970          528
   Other liabilities ............................................     3,371        2,395
                                                                  ---------    ---------
        Total liabilities .......................................   612,003      580,776
                                                                  ---------    ---------
Stockholders' equity:
   Preferred stock, $.01 par value; authorized 3,000,000
     shares; none outstanding ...................................         -            -
   Common stock, $.01 par value; authorized 7,000,000 shares;
     issued and outstanding 4,430,171 and 4,443,271 at March 31,
     2001 and December 31, 2000, respectively ...................        44           44
   Additional paid-in capital ...................................     8,571        8,798
   Retained earnings - substantially restricted .................    46,881       45,944
   Common stock acquired by Employee Stock Ownership Plan (ESOP)     (3,606)      (3,658)
   Common stock acquired by Management Recognition Plan (MRP) ...       (68)         (78)
   Accumulated other comprehensive income,
     net of income taxes ........................................       990          403
                                                                  ---------    ---------
     Total stockholders' equity .................................    52,812       51,453
                                                                  ---------    ---------
                                                                  $ 664,815    $ 632,229
                                                                  =========    =========


The notes to unaudited consolidated financial statements are an integral part of these statements.

                      CENIT BANCORP, INC. AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)

                                                           Three Months
                                                             Ended
                                                            March 31,
                                                          2001       2000
                                                          ----       ----

Interest and fees on loans ...........................   $ 9,240   $ 9,132
Interest on mortgage-backed certificates .............     2,047     1,429
Interest on investment securities ....................         6       776
Dividends and other interest income ..................       214       261
                                                         -------   -------
   Total interest income .............................    11,507    11,598
                                                         -------   -------
Interest on deposits .................................     4,507     4,261
Interest on borrowings ...............................     1,464     1,943
                                                         -------   -------
   Total interest expense ............................     5,971     6,204
                                                         -------   -------
   Net interest income ...............................     5,536     5,394
Provision for loan losses ............................        12        29
                                                         -------   -------
   Net interest income after provision for loan losses     5,524     5,365
                                                         -------   -------
Other income:
   Deposit fees ......................................       740       708
   Merchant processing fees ..........................       528       511
   Gains on sales of loans, net ......................       294       132
   Commercial mortgage brokerage fees ................         6         -
   Other .............................................       188       242
                                                         -------   -------
     Total other income ..............................     1,756     1,593
                                                         -------   -------

Other expenses:
   Salaries and employee benefits ....................     2,154     2,296
   Equipment, data processing and supplies ...........       795       808
   Net occupancy expense of premises .................       543       572
   Merchant processing ...............................       410       391
   Professional fees .................................       185       157
   Expenses, gains/losses on sales, and provision
     for losses on real estate owned, net ............         5         6
   Other .............................................       622       557
                                                         -------   -------
     Total other expenses ............................     4,714     4,787
                                                         -------   -------

Income before income taxes ...........................     2,566     2,171
Provision for income taxes ...........................       949       782
                                                         -------   -------
   Net income ........................................   $ 1,617   $ 1,389
                                                         -------   =======

Earnings per  share:
   Basic .............................................   $   .38   $   .31
                                                         =======   =======
   Diluted ...........................................   $   .38   $   .30
                                                         =======   =======
Dividends per common share ...........................   $   .16   $   .15
                                                         =======   =======



The notes to unaudited consolidated financial statements are an integral part of these statements.

                                         CENIT BANCORP, INC. AND SUBSIDIARIES

                               UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                (Dollars in thousands)



                                                                        Three Months
                                                                           Ended
                                                                          March 31,
                                                                       2001       2000
                                                                       ----       ----
Net income .......................................................   $ 1,617    $ 1,389
                                                                     -------    -------

Other comprehensive income  (loss), before income taxes:
     Unrealized holding gains (losses) on securities available for
        sale arising during the period ...........................       921       (514)
                                                                     -------    -------
Other comprehensive income (loss), before income taxes ...........       921       (514)

Income tax (provision) benefit related to items of other
     comprehensive income (loss) .................................      (334)       195
                                                                     -------    -------

Other comprehensive income (loss), net of income taxes ...........       587       (319)
                                                                     -------    -------

Comprehensive income .............................................   $ 2,204    $ 1,070
                                                                     =======    =======















The notes to unaudited consolidated financial statements are an integral part of these statements.


                                         CENIT BANCORP, INC. AND SUBSIDIARIES

                          UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                           Three Months Ended March 31, 2001
                                                (Dollars in thousands)





                                                                                 Common
                                                                                 Stock    Accumulated Other
                                     Common    Common   Additional              Acquired    Comprehensive
                                      Stock     Stock    Paid-In     Retained   by ESOP    Income, Net of
                                     Shares    Amount    Capital     Earnings    and MRP    Income Taxes        Total
                                     ------    ------   ---------    --------    -------   --------------      -------


Balance, December 31, 2000        4,443,271      $ 44      $ 8,798    $45,944    $(3,736)     $   403        $ 51,453


Comprehensive income                      -         -            -      1,617         -           587           2,204


Cash dividends declared                   -         -            -       (680)        -             -            (680)


Exercise of stock options and
   related tax benefits               2,000         -           17          -         -             -              17


Stock repurchases                   (15,100)        -         (235)         -         -             -            (235)


Other                                     -         -           (9)         -        62             -              53
                                    -------      ----      -------    -------    ------       -------        --------


Balance, March 31, 2001            4,430,171     $ 44      $ 8,571    $46,881    $(3,674)     $   990        $ 52,812
                                   =========     ====      =======    =======    ========     =======        ========


























The notes to unaudited consolidated financial statements are an integral part of this statement.


                                         CENIT BANCORP, INC. AND SUBSIDIARIES

                                    UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Dollars in thousands)

                                                                          Three months ended March 31,
                                                                               2001        2000
                                                                               ----        ----
Cash flows from operating activities:
   Net income .........................................................   $   1,617    $   1,389
   Add (deduct) items not affecting cash in the period:
     Provision for loan losses ........................................          12           29
     Amortization of loan yield adjustments ...........................         310          203
     Depreciation, amortization and accretion, net ....................         428          463
     Exercise of stock options tax benefits ...........................           9            7
     Net gains on sales/disposals of:
        Loans .........................................................        (294)        (132)
        Real estate, property and equipment ...........................           1          (25)
     Proceeds from sales of loans held for sale .......................      16,672        9,380
     Originations of loans held for sale ..............................     (18,807)      (6,909)
     Change in assets/liabilities:
        Net decrease (increase) in interest receivable and other assets         310         (247)
        Net increase in other liabilities .............................         633          810
                                                                          ---------    ---------
        Net cash provided by operating activities .....................         891        4,968
                                                                          ---------    ---------
Cash flows from investing activities:
   Purchases of securities available for sale .........................     (44,016)      (5,538)
   Principal repayments on securities available for sale ..............       7,233        3,641
   Proceeds from maturities of securities available for sale ..........           -        5,000
   Net decrease in loans held for investment ..........................      10,023        4,584
   Additions to real estate ...........................................         (16)         (22)
   Purchases of Federal Home Loan Bank stock ..........................        (650)        (250)
   Redemption of Federal Home Loan Bank stock .........................           -        1,300
   Purchases of property and equipment ................................         (75)        (116)
                                                                          ---------    ---------
     Net cash (used for) provided by  investing activities ............     (27,501)       8,599
                                                                          ---------    ---------
Cash flows from financing activities:
   Proceeds from exercise of stock options and warrants ...............           8           12
   Net increase in deposits ...........................................      10,080       33,565
   Proceeds from Federal Home Loan Bank advances ......................     123,000       11,000
   Repayment of Federal Home Loan Bank advances .......................    (105,000)     (58,000)
   Common stock repurchases ...........................................        (235)           -
   Net increase in securities sold under agreement
     to repurchase ....................................................       1,729        1,840
   Cash dividends paid ................................................        (680)        (681)
   Other, net .........................................................         442          456
                                                                          ---------    ---------
        Net cash provided by (used for) financing activities ..........      29,344      (11,808)
                                                                          ---------    ---------
Increase in cash and cash equivalents .................................       2,734        1,759
Cash and cash equivalents, beginning of period ........................      29,550       30,462
                                                                          ---------    ---------
Cash and cash equivalents, end of period ..............................   $  32,284    $  32,221
                                                                          =========    =========
Supplemental disclosures of cash flow  information:
     Cash paid during the period for interest .........................   $   1,841    $   2,274
     Cash paid during the period for income taxes .....................          55            -
   Schedule of noncash investing and financing activities:
     Real estate acquired in settlement of loans ......................   $     444    $     122
     Loans to facilitate sale of real estate owned ....................          96          146





The notes to unaudited consolidated financial statements are an integral part of these statements.

                      CENIT BANCORP, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1 - Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by accounting principles generally accepted in the United States of America. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month periods ended March 31, 2001 and 2000 are not necessarily indicative of results that may be expected for the entire year or any interim periods. Certain previously reported amounts have been reclassified to agree with the current presentation. The interim financial statements should be read in conjunction with the December 31, 2000 consolidated financial statements of CENIT Bancorp, Inc. (the "Company").

Note 2 - Per Share Data

    Basic earnings per share is calculated using weighted average shares outstanding. For the three month period ended March 31, 2001, weighted average shares used to compute basic earnings per share were 4,244,087. For the three months ended March 31, 2000, weighted average shares used to compute basic earnings per share were 4,543,261.

    Diluted earnings per share is calculated by adding common stock equivalents to the weighted average shares outstanding. For the three month period ended March 31, 2001, weighted average shares used to compute diluted earnings per share were 4,301,469. For the three months ended March 31, 2000, weighted average shares used to compute diluted earnings per share were 4,599,677.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
General

     The Company's business currently consists of the business of its sole subsidiary, CENIT Bank and subsidiaries (the "Bank"). The principal business of the Bank consists of attracting retail deposits from the general public in its market area through a variety of deposit products and investing these funds in commercial, real estate and consumer loans. The Bank also invests in mortgage-backed certificates, securities issued by the U.S. Treasury and U.S. Government agencies, federal funds sold, Federal Home Loan Bank stock, and other investments permitted by applicable laws and regulations.

Financial Condition Of The Company

Total Assets
     At March 31, 2001, the Company had total assets of $664.8 million, compared to $632.2 million at December 31, 2000, an increase of $32.6 million, or 5.2%.

Securities Available for Sale

     Securities available for sale totaled $137.0 million at March 31, 2001 and are comprised of mortgage-backed certificates and other debt securities. The net increase of $37.7 million, or 38.0% from the December 31, 2000 balance of $99.3 million resulted primarily from the purchase of $44.0 million in adjustable mortgage-backed certficates available for sale, partially offset by principal repayments of $7.2 million.

Loans
     The balance of net loans decreased to $466.8 million at March 31, 2001 from $475.1 million at December 31, 2000, a decrease of $8.3 million, or 1.7%. The decrease was primarily due to mortgage loan paydowns associated with declines in mortgage lending rates. Declines in lending rates often accelerate the refinancing of mortgage loans. A $12.1 million, or 5.9% decrease in permanent single-family mortgage loans held for investment was partially offset by an increase in core banking loans and loans held for sale of $3.8 million or, 1.4% from December 31, 2000 to March 31, 2001. The portion of the loan portfolio excluding residential mortgage loans ("core banking loans") reached a record balance of $271.0 million at March 31, 2001.


     The following table sets forth the composition of the Company's loans in dollar amounts and as a percentage of the Company's total gross loans held for investment at the dates indicated.

                                                            March 31, 2001                 December 31, 2000
                                                            --------------                 -----------------
                                                                       (Dollars in Thousands)
                                                       Amount        Percent              Amount        Percent
                                                       ------        -------              ------        -------
Real estate loans:
   Residential permanent 1- to 4-family:
     Adjustable rate                                  $ 130,136        25.57%           $  139,663        26.80%
     Fixed rate
       Conventional                                      60,883        11.96                63,324        12.15
       Guaranteed by VA or insured by FHA                 2,187         0.43                 2,276         0.44
                                                      ---------       ------            ----------       ------
     Total permanent 1- to 4-family                     193,206        37.96               205,263        39.39
   Residential permanent 5 or more family                 7,694         1.51                 7,620         1.46
                                                      ---------       ------            ----------       ------
     Total permanent residential loans                  200,900        39.47               212,883        40.85
                                                      ---------       ------            ----------       ------
   Commercial real estate loans:
     Hotels                                               6,500         1.28                 6,513         1.25
     Office and warehouse facilities                     44,006         8.65                42,974         8.25
     Retail facilities                                   24,478         4.81                26,402         5.07
     Other                                                9,642         1.89                 9,007         1.73
                                                      ---------       ------            ----------       ------
     Total commercial real estate loans                  84,626        16.63                84,896        16.30
                                                      ---------       ------            ----------       ------
   Construction loans:
     Residential 1- to 4-family                          46,832         9.20                43,968         8.43
     Residential 5 or more family                         9,342         1.84                 9,323         1.79
     Nonresidential                                      26,483         5.20                25,471         4.89
                                                      ---------       ------            ----------       ------
     Total construction loans                            82,657        16.24                78,762        15.11
                                                      ---------       ------            ----------       ------

   Land acquisition and development loans:
     Consumer lots                                        3,658         0.72                 3,654         0.70
     Acquisition and development                         17,486         3.44                19,175         3.68
                                                      ---------       ------            ----------       ------
     Total land acquisition and development
       loans                                             21,144         4.16                22,829         4.38
                                                      ---------       ------            ----------       ------
     Total real estate loans                            389,327        76.50               399,370        76.64
                                                      ---------       ------            ----------       ------
Consumer loans:
   Boats                                                  1,636         0.32                 2,010         0.39
   Home equity and second mortgage                       62,112        12.20                60,343        11.58
   Other                                                 11,428         2.25                12,594         2.41
                                                      ---------       ------            ----------       ------
     Total consumer loans                                75,176        14.77                74,947        14.38
                                                      ---------       ------            ----------       ------
Commercial business loans                                44,430         8.73                46,780         8.98
                                                      ---------       ------            ----------       ------
     Total loans                                        508,933       100.00%              521,097       100.00%
                                                      ---------       ======            ----------       ======
Less:
   Allowance for loan losses                              3,762                              3,804
   Undisbursed portion of construction and
     acquisition and development loans                   44,725                             46,241
   Unearned discounts, premiums, and
     loan fees, net                                      (1,377)                            (1,464)
                                                      ----------                        -----------
                                                         47,110                             48,581
                                                      ---------                         ----------
Total loans, net                                      $ 461,823                         $  472,516
                                                      =========                         ==========


Deposits

     Total deposits increased $10.1 million, or 2.0%, from $494.5 million at December 31, 2000 to $504.6 million at March 31, 2001. The Company's transaction deposits (its checking, savings, and money market deposits) increased $14.0 million, or 5.6% to a record balance of $265.4 million at March 31, 2001 from $251.4 million at December 31, 2000. The increase in transaction deposits was primarily attributable to the Company's continued successful execution of its business strategy to grow this line of business.

Capital

     The Company's and the Bank's capital ratios exceeded applicable regulatory requirements at March 31, 2001.

     In January 2001, the Company's Board of Directors gave the Company's management the discretion to repurchase up to 200,000, or approximately 4.5% of the Company's shares. The Company is not obligated to conduct these repurchases at all, and the Company's decision to do so, as well as the timing of any repurchase, will depend on a variety of factors. During the first quarter of 2001, the Company repurchased 15,100 shares under this discretionary authority at an average price of $15.58.

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

    The following table sets forth information about the Company's nonperforming loans, REO, and other repossessed assets at the dates indicated.

                                                      March 31,    December 31,
                                                         2001            2000
                                                    ------------  --------------
                                                       (Dollars in Thousands)
Nonperforming loans:
   Real estate loans:
     Permanent residential 1- to 4-family
       Nonaccrual                                      $1,825         $ 1,379
       Accruing loans 90 days or more past due             48               -
                                                       ------         -------
         Total                                          1,873           1,379
                                                       ------         -------

     Land acquisition and development:
       Nonaccrual                                          46              46
                                                       ------         -------
         Total                                             46              46
                                                       ------         -------

   Consumer loans:
       Nonaccrual
         Boats                                             34               5
         Home equity and second mortgage                   34              34
         Other                                             40              14
                                                       ------         -------
         Total                                            108              53
                                                       ------         -------

   Commercial business loans:
       Nonaccrual                                          52             202
                                                       ------         -------
         Total                                             52             202
                                                       ------         -------

Total nonperforming loans:
       Nonaccrual                                       2,031           1,680
       Accruing loans 90 or more days past due             48               -
                                                       ------         -------
         Total                                          2,079           1,680

Real estate owned, net                                    363               -
                                                       ------         -------

   Total nonperforming assets, net                     $2,442         $ 1,680
                                                       ======         =======

Total nonperforming assets, net, to total assets          .37%            .27%
                                                          ===             ===

     Allowance for Loan Losses. The following table sets forth activity of the allowance for loan losses for the periods indicated.

                                                 Three months ended March 31,
                                               2001                        2000
                                               ----                        ----
                                                     (Dollars in Thousands)

Balance at beginning of period              $ 3,804                     $ 3,860
Provision for loan losses                        12                          29
Losses charged to allowance                     (63)                        (76)
Recovery of prior losses                          9                          22
                                            -------                     -------
Balance at end of period                    $ 3,762                     $ 3,835
                                            =======                     =======

    The Company's coverage ratio (total allowance for loan losses to total nonperforming loans) was approximately two times, two times, and four times the nonperforming loans at March 31, 2001, December 31, 2000, and March 31, 2000, respectively. For the three months ended March 31, 2001 and March 31, 2000, the difference between the provision for loan losses and net loans charged off during the respective period relates primarily to loan types in which the Bank is no longer active and for which provisions for loan losses have previously been made. Management believes that these provisions and the allowance for loan losses are adequate.

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




                                                        For the Three Months             For the Three Months
                                                                Ended                            Ended
                                                           March 31, 2001                      March 31, 2000
                                                ------------------------------------------------------------------------
                                                    Average               Yield/     Average               Yield/
                                                    Balance   Interest     Cost      Balance   Interest     Cost
                                                                             (Dollars in thousands)

Interest-earning assets:
    Loans (1)                                      $  468,095  $  9,240      7.90%  $  470,134  $  9,132      7.77%
    Mortgage-backed certificates                      123,062     2,047      6.65       83,241     1,429      6.87
    Investment securities                                 250         6      9.60       54,816       776      5.66
    Federal funds sold                                  8,514       116      5.45        9,827       138      5.62
    Federal Home Loan Bank stock                        5,472        98      7.16        6,402       123      7.69
                                                   ----------  --------             ----------  --------
       Total interest-earning assets                  605,393    11,507      7.60      624,420    11,598      7.43
                                                   ----------  --------             ----------  --------

Noninterest-earning assets:
    Real estate owned, net                                279                              185
    Other                                              39,361                           36,798
                                                   ----------                       ----------
       Total noninterest-earning assets                39,640                           36,983
                                                   ----------                       ----------
         Total assets                              $  645,033                       $  661,403
                                                   ==========                       ==========

Interest-bearing liabilities:
    Passbook and statement savings                 $   28,776  $    159      2.21   $   31,786  $    190      2.40
    Checking accounts                                  43,874       119      1.08       41,526       147      1.42
    Money market deposit accounts                      90,076       833      3.70       79,839       711      3.56
    Certificates of deposit                           239,725     3,396      5.67      253,136     3,213      5.08
                                                   ----------  --------             ----------  --------
       Total interest-bearing deposits                402,451     4,507      4.48      406,287     4,261      4.19
                                                   ----------  --------             ----------  --------
    Advances from the Federal Home
       Loan Bank                                       94,900     1,275      5.37      122,253     1,772      5.80
    Securities sold under agreements
       to repurchase                                   15,911       189      4.75       14,507       171      4.71
                                                   ----------  --------             ----------  --------
       Total borrowings                               110,811     1,464      5.28      136,760     1,943      5.69
                                                   ----------  --------             ----------  --------
       Total interest-bearing liabilities             513,262     5,971      4.65      543,047     6,204      4.57
                                                   ----------  --------             ----------  --------

Noninterest-bearing liabilities:
    Deposits                                           74,376                           61,964
    Other liabilities                                   5,399                            5,268
                                                   ----------                       ----------
       Total noninterest-bearing liabilities           79,775                           67,232
                                                   ----------                       ----------
         Total liabilities                            593,037                          610,279
                                                   ----------                       ----------

Stockholders' equity                                   51,996                           51,124
                                                   ----------                       ----------
Total liabilities and stockholders' equity         $  645,033                       $  661,403
                                                   ==========                       ==========

Net interest income/interest rate spread                       $  5,536      2.95%              $  5,394      2.86%
                                                               ========                         ========

Net interest position/net interest margin          $   92,131                3.66%  $   81,373                3.46%
                                                   ==========                       ==========

Ratio of average interest-earning assets to
    average interest-bearing liabilities               117.95%                      114.98%
                                                       ======                       ======


(1) Includes nonaccrual loans and loans held for sale.


Comparison of Operating Results for the Three Months Ended March 31, 2001 and March 31, 2000.

General

    The Company's pre-tax income increased $395,000 to $2.6 million for the three months ended March 31, 2001 from $2.2 million for the three months ended March 31, 2000. The increase was the result of increases in net interest income after provision for loan losses and other income of $159,000 and $163,000, respectively, as well as a $73,000 decrease in other expenses.

Net Interest Income

    The Company's net interest income before provision for loan losses increased $142,000 or 2.6% to $5.5 million for the first quarter of 2001 compared to $5.4 million for the first quarter of 2000. This increase was substantially due to a $233,000, or 3.8% decrease in interest expense partially offset by a decrease of $91,000, or 0.8% in interest income for the first quarter of 2001 compared to the same period in 2000.

    Interest on loans increased $108,000, or 1.2%, to $9.2 million for the first quarter 2001 compared to $9.1 million for the same period in 2000. While the average loan yield increased to 7.9% for the first three months of 2001 as compared to 7.8% for the same period in 2000, the average loan balance decreased $2.0 million to $468.1 million in the first quarter of 2001. The decrease in the average loan balance was attributable, in part, to mortgage loan paydowns.

    Interest on the Company's portfolio of mortgage-backed certificates increased $618,000, to $2.0 million for the quarter ended March 31, 2001 from $1.4 million for the comparable 2000 period. The average balance of the portfolio increased $39.9 million from $83.2 million in the first quarter of 2000 to $123.1 million in the first quarter of 2001. This increase was primarily attributable to the Company's restructuring of its securities portfolio. The Company sold its U. S. Govenment agency securities and purchased additional mortgage-backed certficates. The average yield on mortgage-backed certficates decreased from 6.87% for the three months ended March 31, 2000 to 6.65% for the same period in 2001. The decrease in yield between the two quarters is primarily a result of the purchase of lower yielding adjustable rate mortgage-backed certificates during 2000 and the first quarter of 2001.

    Interest on investments decreased from $776,000 for the first quarter of 2000 to $6,000 for the same quarter in 2001. The decrease is due primarily to the sale of the Company's U.S. Government agency securities in the fourth quarter of 2000.

    Interest on deposits increased by $246,000, or 5.8%, for the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000. While the overall average balance of interest-bearing deposits decreased by $3.8 million, the average balance of transaction deposits reached a record balance of $237.1 million for the first quarter of 2001 compared to $215.1 for the first quarter of 2000, an increase of 10.2%. The average balance of noninterest-bearing deposits increased 20.0%, from $62.0 million to $74.4 million in the first quarter of 2001.

    Interest on borrowings decreased $479,000 for the three months ended March 31, 2001 compared to the same period in 2000. This decrease was substantially due to a $27.4 million decrease in the average balance of FHLB advances to $94.9 million for the first quarter of 2001 compared to $122.3 million for the comparable period in 2000. The total average cost of borrowings for the first quarter of 2001 decreased to 5.3% from 5.7% for the same period in 2000, primarily due to the recent reductions in the interest rate environment.

    Net interest margin was 3.66% for the first quarter of 2001 compared to 3.46% for the same period in 2000. The Company is seeking to improve its net interest margin through increases in transaction deposits and restructuring operations. During the first quarter of 2001, the Company implemented a program to reduce nonearning cash balances. Cash balance reductions realized from this program will not substantially begin until the second quarter of 2001. When fully implemented, the Company expects to reduce average nonearning cash by as much as $4.0 to $5.0 million, which should enhance the net interest margin going forward.

Provision for Loan Losses

    The Company's provision for loan losses remained substantially the same for the three months ended March 31, 2001 as compared to the same period in 2000, decreasing from $29,000 to $12,000. Net loans charged off during both the three months ended March 31, 2001 and March 31, 2000 were $54,000. For the three months ended March 31, 2001 and March 31, 2000, the difference between the provision for loan losses and net loans charged off during the respective period relates primarily to loan types in which the Bank is no longer active and for which provisions for loan losses have previously been made. Management believes that these provisions are adequate.

Other Income

    Total other income increased by $163,000, or 10.2%, for the first quarter of 2001 compared to the same period in 2000. The increase is primarily due to a $162,000 increase in gains on sales of loans. The increase is attributed to the increased mortgage lending activity as a result of the reduction of mortgage lending rates that occurred at the end of 2000 and continued into the first quarter of 2001.

Other Expenses

    Total other expense decreased by $73,000 or 1.5%, for the three months ended March 31, 2001 compared to the same period in 2000.


Liquidity

    The principal sources of funds for the Company for the three months ended March 31, 2001 included $123.0 million in advances from the FHLB, $16.7 million in proceeds from the sale of loans, a $10.1 million increase in deposits, a $10.0 million decrease in loans held for investment, and $7.2 million in proceeds from principal repayments on securities available for sale. Funds were used primarily to repay $105.0 million in FHLB advances, to fund purchases of securities available for sale of $44.0 million, and to originate loans held for sale of $18.8 million.

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


Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

    This Quarterly Report contains forward-looking statements with respect to the goals, plans, objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, statements relating to the earnings outlook of the Company. These forward-looking statements may be preceded by, followed by or include the words "may", "could", "would", "should", "believes", "expects", "anticipates", "estimates", "intends", "plans" or similar expressions. These forward-looking statements involve risks and uncertainties that are subject to change based on various factors, many of which are beyond the Company's control. Some of these factors include (1) the strength of the U. S. economy in general and the strength of the local economy in which the Company conducts its operations, which may be different than expected and which may result in, among other things, deterioration in credit quality or reduced demand for credit; (2) the effects of, and changes in, the interest rate policies of the board of governors of the Federal Reserve system, which may be different from those anticipated by the Company in this Quarterly Report; (3) legislation or regulatory changes that adversely affect the businesses in which the Company is engaged; (4) changes in accounting principles, practices, policies or guidelines; and (5) changes in the real estate market generally and in the markets in which the Company conducts its operations, which may affect the demand for mortgages and other real estate-based loans. This Quarterly Report, including the forward-looking statements contained herein, speaks only as of the date hereof, and the Company disclaims any obligation to update or revise the statements contained in this Quarterly Report following the date hereof.

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

Market Risk Management

     The Company's primary market risk exposure is interest rate risk. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of the Company's interest-earning assets and interest-bearing liabilities. There were no material changes in the Company's market risk management strategy, as stated in the Company's 2000 annual report, during the first three months of 2001.


PART II - OTHER INFORMATION


Item 1 - Legal Proceedings - Inapplicable


Item 2 - Changes in Securities - Inapplicable


Item 3 - Defaults Upon Senior Securities - Inapplicable


Item 4 - Submission of Matters to a Vote of Security Holders - None


Item 5 - Other Information - None


Item 6 - Exhibits and Reports on Form 8-K

On January 24, 2001, the Company filed Form 8-K, Item 5 and Item 7. Item 5 reported the Registrant had issued a News Release announcing the results for the fourth quarter and year ended December 31, 2000 and other information. Item 7 was an exhibit of that News Release.

Also, on January 24, 2001, the Company filed Form 8-K, Item 5 and Item 7. Item 5 reported the Registrant had issued a News Release announcing share repurchase, dividend increase, and earnings guidance. Item 7 was an exhibit of that News Release.

                                   SIGNATURES
                                   ----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 CENIT BANCORP, INC.




DATE:   April 20, 2001                    /S/ Michael S. Ives
                                 -------------------------------------
                                 Michael S. Ives
                                 President and Chief Executive Officer



DATE:   April 20, 2001                     /S/ John O. Guthrie
                                 --------------------------------------
                                 John O. Guthrie
                                 Senior Vice President and
                                 Chief Financial Officer