Form 10-K/A
period 2000-12-31
CENIT BANCORP INC
filed 2001-04-30
CIK 877834

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A


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

                                    PART III

Item 10 - Directors and Executive Officers of the Registrant


Information with Respect to Directors.


     The following table sets forth, as of April 17, 2001, the names of the directors of the Company, their ages, the year in which their terms as directors of the Company expire, and the year in which they became a director of the Company. Information concerning the executive officers of the Company is included in Part I of this Report on Form 10-K/A.

                                                                       Expiration of Term     Director of
                                  Positions Held                          as Company         the Company
          Name                    with the Company           Age           Director             Since
----------------------            ----------------           ---          ----------         ------------
Nominees
John F. Harris                        Director                63              2001               1998
William H. Hodges                     Director                71              2001               1991
Roger C. Reinhold                     Director                59              2001               1994

Continuing Directors
William J. Davenport, III             Director                53              2002               1998
Michael S. Ives                       President/Chief         48              2002               1991
                                      Executive Officer/
                                      Director
Charles R. Malbon, Jr.                Director                51              2002               1998
David L. Bernd                        Director                52              2003               1991
Anne B. Shumadine                     Director                58              2003               1991
David R. Tynch                        Director                53              2003               1994


     Set forth below is certain information with respect to the directors of the Company. Unless otherwise indicated, the principal occupation listed for each person below has been his or her principal occupation for the past five years.

     David L. Bernd has been a director of the Bank since 1984. Mr. Bernd is presently Chief Executive Officer of Sentara Healthcare, a regional health services corporation where he has been employed since 1973.

     William J. Davenport, III, has been a director of CENIT Bank or its predecessor bank since 1985. He is and has been a private investor and realtor for several years.

     John F. Harris has been a director of CENIT Bank or its predecessor bank since 1987. He is President of Affordable Homes, Inc., a developer of residential housing in the Hampton Roads, Virginia, area.

     William H. Hodges has served as a director of the Bank since 1989, when he retired as a judge of the Virginia Court of Appeals. Judge Hodges had served on the Court of Appeals since his appointment to that position in 1985, and had previously served as a state circuit court judge.

     Michael S. Ives has been a director of the Bank and has been the President and Chief Executive Officer of the Bank since January, 1987.

     Charles R. Malbon, Jr., serves as Chairman of the Board and has been a director of CENIT Bank or its predecessor bank since 1993. He is Vice President of Tank Lines, Inc.

     Roger C. Reinhold became a director of the Company and the Bank on April 1, 1994. Prior to April 1, 1994, Mr. Reinhold had been President and Chief Executive Officer of Homestead Savings Bank, F.S.B. ("Homestead") since 1982. He joined Homestead in 1972.

     Anne B. Shumadine was elected as a director of the Bank in 1991. Mrs. Shumadine is President of Signature Financial Management, Inc., a financial planning firm. She is also an attorney.

     David R. Tynch became a director of the Company and the Bank on April 1, 1994. Mr. Tynch is President and Managing Partner of the law firm of Cooper, Spong & Davis, P.C. in Portsmouth, Virginia. He joined that firm in 1986. Prior to April 1, 1994, Mr. Tynch had been a director of Homestead since 1985.


Compliance with Section 16(a) of the Securities Exchange Act of 1934.

     Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers. Officers and directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, the Company believes that during 2000 its officers and directors and greater than ten percent stockholders complied with all applicable Section 16(a) filing requirements, except for Charles R. Malbon, Jr who filed a report in June 2000 that should have been filed in May 2000, and corrected Forms 4 for July 2000 and October 2000 in February 2001, Patrick L. Hillard, who filed a report in June 2000 that should have been filed in May 2000, and corrected Forms 4 for October 1999 and April 2000 in February 2001, and David L. Bernd, who filed a corrected Form 5 for December 2000 in March 2001.



Item 11 - Executive Compensation


Directors' Fees.

     Each of the Company's directors, other than the President of the Company, receives a director's fee of $300 per month. The Chairman of the Board of the Company receives an additional fee of $900 per month. Each of the Bank's directors, other than the President of the Bank, receives a director's fee of $1,200 per month plus an attendance fee of $300 for each of the 12 regular monthly meetings. Mr. Ives, as an employee, does not receive director's fees from any entity.

     The chairman of each committee receives a $300 per meeting attendance fee, and each member receives a $150 per meeting attendance fee. Directors do not receive fees for serving on the Nominating Committee.

Executive Compensation.

     The following table provides certain summary information concerning the compensation of the Company's chief executive officer and the four other most highly compensated executive officers of the Company and the Bank during 2000 (together, the "named executive officers").

                                                    SUMMARY COMPENSATION TABLE
                                                                         Long-Term Compensation
                                    Annual Compensation                         Awards

                                                                                     Securities
                                                                                     Underlying
                                                                                      Options/          All Other
Name and Principal                                                   Restricted         SARs           Compensation
Position                        Year        Salary       Bonus       Stock Award        (#)                (3)
--------------------------      ----     -- -------   -- ------      -----------     -----------       -----------

Michael S. Ives                 2000        $260,000    $      -       $   -          40,000            $ 8,298
  President and                 1999         260,000           -           -          40,000             10,636
  CEO, CENIT Bancorp, Inc.      1998         220,000      50,000           -          40,000             16,387
  and CENIT Bank

Barry L. French                 2000         130,000           -           -           3,500            $ 7,046
  Senior Vice President/        1999         125,000           -           -           3,500              8,878
  Retail Banking Group          1998          97,750      17,200           -           3,000             12,767
  Mgr., CENIT Bank



John O. Guthrie                 2000         119,375           -           -           3,500            $ 6,718
  Senior Vice President/        1999         110,000           -           -           3,500              8,248
  CFO/Corporate Secretary       1998         101,500      24,200           -           3,000             13,667
  CENIT Bancorp, Inc.,
  and CENIT Bank

Roger J. Lambert                2000         119,375       5,000      39,002(1)(2)     3,500          $   6,870
  Senior Vice President/        1999         110,000           -           -           3,500              8,246
  Information Services          1998          93,000      10,000           -           3,000             11,667
  Group Mgr., CENIT
  Bank

Alvin D. Woods                  2000         130,000           -           -           3,500            $ 7,046
  Senior Vice President/        1999         125,000           -           -           3,500              8,783
  Credit Policy & Admin.        1998          97,750      26,200           -           3,000             13,519
  CENIT Bancorp, Inc.,
  Senior Vice President,
  Chief Lending Officer
  CENIT Bank


 ---------------
(1)  Represents 2,916 shares awarded to Mr. Lambert under the MRP valued at
     $13.375 per share as of September 5, 2000, the date on which the grant was effective. Under this grant, Mr. Lambert's shares become fully vested on
     September 5, 2005.

(2) The shares held in the MRP Trust will vest in full on the occurrence of certain other events, including a change in control of the Company or the executive's death or disability. Regardless of vesting, Mr. Lambert is entitled to receive all dividends payable on the restricted shares, and to direct the MRP trustees as to the manner in which the shares are to be voted, until the shares are distributed to the executives or are forfeited.
     At December 31, 2000, based on the closing stock price of $12.25 on that date, the value of the remaining restricted stock held on Mr. Lambert's behalf in the MRP Trust was $54,096.

(3)  Includes  432,  442 and 623 shares held in the ESOP Trust  allocated to Mr.
     Ives in 2000, 1999, and 1998, respectively;  and $3,000, $3,000, and $3,000 representing taxable compensation received by Mr. Ives related to an automobile allowance in 2000, 1999, and 1998, respectively.

     Includes 330,  340, and 454 shares held in the ESOP Trust  allocated to Mr.
     French in 2000, 1999 and 1998, respectively;  and $3,000, $3,000 and $3,000 representing taxable compensation received by Mr. French related to an automobile allowance in 2000, 1999 and 1998, respectively.

     Includes  304,  303 and 496 shares held in the ESOP Trust  allocated to Mr.
     Guthrie in 2000,  1999 and 1998,  respectively;  and  $3,000,  $3,000,  and
     $3,000 representing taxable compensation received by Mr. Guthrie related to an automobile allowance in 2000, 1999 and 1998, respectively.

     Includes  316,  303 and 403 shares held in the ESOP Trust  allocated to Mr.
     Lambert in 2000, 1999 and 1998, respectively; and $3,000, $3,000 and $3,000 representing taxable compensation received by Mr. Lambert related to an automobile allowance in 2000, 1999 and 1998; respectively.

     Includes  330,  334 and 489 shares held in the ESOP Trust  allocated to Mr.
     Woods in 2000, 1999 and 1998, respectively;  and $3,000, $3,000, and $3,000 representing taxable compensation received by Mr. Woods related to an automobile allowance in 2000, 1999 and 1998, respectively.


     The following table provides information on stock option/stock appreciation rights ("SAR") grants to the Company's named executive officers during 2000.

                                                                OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                                                     Potential realizable value
                                                                                     at assumed annual rates of
                                                                                      stock price appreciation
                                                                                           for option
                                             Individual Grants                               term (3)
                        ---------------------------------------------------------------------------------------

                         Number of     Percent of
                         securities   total options
                         underlying     granted to
                          options       employees        Exercise or
                        granted (#)   in fiscal year     base price   Expiration
         Name             (1)            (2)              ($/Sh)          date         5% ($)         10% ($)
        -----          -------        ------------        ----------   ---------      --------      ---------

Michael S. Ives               40,000      74.0%          $13.375       9/5/10       $336,459       $852,652
Barry L. French                3,500       6.5%           13.375       9/5/10         29,440         74,607
John O. Guthrie                3,500       6.5%           13.375       9/5/10         29,440         74,607
Roger J. Lambert               3,500       6.5%           13.375       9/5/10         29,440         74,607
Alvin D. Woods                 3,500       6.5%           13.375       9/5/10         29,440         74,607
---------------
(1)  The options granted to Messrs.  Ives,  French,  Guthrie,  Lambert and Woods
     vest over a  four-year  period,  with  one-fourth  of the  options  granted becoming  exercisable on each September 5 commencing September 5, 2001. The options may become  exercisable  earlier  than such dates upon a "change of control" as defined in the Company's  Long-Term  Incentive Plan,  which was adopted in 1998, or upon the grantee's retirement, disability or death.

(2)  Excludes from percentage calculations grants to non-employee directors.

(3) Represents gain that will be realized assuming the options were held for the entire ten-year period and the price of Common Stock increased at compounded rates of 5% and 10% from the exercise price of $13.375 per share. Potential realizable values per option or per share under these rates of stock price appreciation would be $8.41 and $21.32, respectively.
     However, these amounts represent assumed rates of appreciation only. Actual gains, if any, on stock option exercises and common stockholdings will be dependent on overall market conditions and on the future performance of the Company and the Common Stock. There can be no assurance that the amounts reflected in this table will be achieved.



     The following table provides information on the number of shares acquired on exercise and on the value of unexercised stock options/SARs held by the Company's Chief Executive Officer and certain other executive officers at December 31, 2000.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES
                                                                 Number of Securities          Value of Unexercised
                                                                Underlying Unexercised      In-the-Money Stock Options/
                                                                Stock Options/SARS at                 SARs At
                        Shares Acquired         Value             End of Fiscal Year            End of Fiscal Year
     Name               on Exercise (#)     Realized ($)    Exercisable/ Unexercisable     Exercisable/ Unexercisable
---------------        ------------------  ---------------   ---------------------------    --------------------------
Michael S. Ives                         -              $  -      136,881   /  91,239          $789,503   /  $   -  (1)
Barry L. French                         -                 -       13,599   /   8,033            27,816   /      -  (2)
John O. Guthrie                         -                 -       10,849   /   8,033            13,510   /      -  (3)
Roger J. Lambert                        -                 -        2,375   /   7,625                 -   /      -
Alvin D. Woods                          -                 -        5,591   /   8,033               840   /      -  (4)

(1) The market value of Common Stock at December 31, 2000 was $12.25 per share, and the exercise price for in-the-money options/SARs is $3.84 per share on 81,261 shares, $7.67 on 7,302 shares, and $11.55 on 7,302 shares.
(2) The market value of Common Stock at December 31, 2000 was $12.25 per share, and the exercise price for in-the-money options/SARs is $7.09 on 4,000 shares, $7.67 on 1,200 shares, and $11.55 on 2,400 shares.
(3) The market value of Common Stock at December 31, 2000 was $12.25, and the exercise price for in-the-money options/SARs is $7.09 on 1,050 shares, $7.67 on 1,400 shares, and $11.55 on 2,400 shares.
(4) The market value of Common Stock at December 31, 2000 was $12.25, and the exercise price for in-the-money options/SARs is $11.55 on 1,200 shares.


Compensation Committee Report on Executive Compensation.

     The Compensation Committee, which is composed of the nonemployee Directors of the Company listed below, recommends to the Board of Directors of the Bank the annual salary levels and any bonuses to be paid to the Bank's executive officers. All salaries and bonuses paid to the Company's executive officers are received by them from the Bank in their capacities as its officers. The members of the Committee also serve as the committee with authority to make Long-Term Incentive Plan awards, and this report covers the Committee members' policies and actions in that capacity.

     The Committee recommended the 2000 salaries for executive officers based on its subjective determination of a reasonable salary level for each officer relative to each individual's particular responsibilities and past performance. Mr. Ives' salary for 2000 continued at the 1999 level of $260,000.

     In 2000, the Bank paid no bonuses to executive officers pursuant to the Bank's Key Executive Incentive Plan ("Incentive Plan") because the Company did not achieve the threshold level of earnings per share during 1999.

     In 2000, the Committee granted stock option awards under the Long-Term Incentive Plan, continuing the Committee's policy of making annual grants with the objective of providing competitive long-term incentives to the executive officers. The Committee generally makes grants on a substantially consistent basis resulting in approximately the same total awards each year, but subject to annual discretion and change and to periodic review for competitiveness. When compared to the 1999 awards (which were based on an overall executive compensation review conducted in 1998), the amounts of the 2000 Long-Term Incentive Plan awards to the executive officers were identical in the case of Mr. Ives and the other officers. In 2000, the Committee also granted 2,916 shares under the MRP to an officer, based on its subjective consideration of his responsibilities, performance and prior grants of stock compensation.

                             COMPENSATION COMMITTEE

                            Anne B. Shumadine, Chair
                            William J. Davenport, III
                             Charles R. Malbon, Jr.
                                Roger C. Reinhold
                                 David R. Tynch

     Neither the Compensation Committee report above nor the stock performance graph that follows is incorporated by reference in any prior or future SEC filings, directly or by reference to the incorporation of proxy statements of the Company, unless such filing specifically incorporates the report or the stock performance graph. SEC rules provide that the Compensation Committee report and the stock performance graph are not deemed to constitute "soliciting material" or to be filed with the SEC, and are not subject to SEC Regulations 14A or 14C, except as provided in SEC regulations, or to the liabilities under
Section 18 of the Exchange Act.

Stock Performance Graph.

     The following graph provides a comparison with the stated indices of the percentage change in the Company's cumulative total stockholder return on its Common Stock for the period beginning December 31, 1995. The Company's stock performance is compared to the Center for Research in Securities Prices ("CRSP") Total Return Index for The Nasdaq Stock Market (U.S. Companies) which is a broad market equity index calculated by CRSP at the University of Chicago. This index comprises all domestic common shares traded on The Nasdaq Stock Market and The Nasdaq Small Cap Market.

     In addition, the Company's stock performance is compared to The Nasdaq Total Return Industry Index of Savings Institutions (SIC Code 603). This industry index has also been calculated by the CRSP.

     It should be noted that in light of the short period of time reflected by this graph, there is no reason to assume that the performance of the Company's Common Stock for the period shown on the graph will be reflective of long-term performance. In any event, the following graph is designed to be only a general depiction of one measure of corporate performance to be used by stockholders in evaluating the performance of the Company.

     Comparison of Cumulative Total Return Among CENIT Bancorp, Inc., CRSP
      Total Return Index for the Nasdaq Stock Market(R)(US Companies) and CRSP Total Return Index for Nasdaq Savings Institutions (SIC Code 603)


                              [GRAPH APPEARS HERE]



                       12/29/95  12/31/96  12/31/97  12/31/98  12/31/99 12/29/00
CENIT Bancorp, Inc.       100.0     115.4     225.6    186.3     154.7     114.3
CRSP Index for The Nasdaq 100.0     123.0     150.7    212.5     394.9     237.7
 Stock Market
CRSP Index for Savings    100.0     128.0     221.8    203.6     174.7     225.1
 Institutions

Notes:
A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B. The indexes are reweighted daily, using the market capitalization on the previous trading day.
C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D.   The index level for all series was set to $100.00 on 12/29/95.



Employment Agreements and Change of Control Arrangements.

     President and Chief Executive Officer of the Company and the Bank. Pursuant to an employment agreement (the "Agreement") entered into between the Company and Michael S. Ives on November 1, 1997, Mr. Ives is employed as the President and Chief Executive Officer of the Company and the Bank. The current term of the Agreement expires December 31, 2000, and the Agreement may be extended by the Board of Directors of the Company after its review of Mr. Ives' performance for purposes of determining whether to extend the term.

     The Agreement provides for Mr. Ives to be paid a base salary subject to increases approved at the discretion of the Company, and for Mr. Ives to participate in all Company benefit and compensation plans available to senior executives. For the year ended December 31, 2000, Mr. Ives received total base salary in the amount of $260,000. Mr. Ives did not receive a bonus in 2000 for services rendered in 1999.

     The Agreement provides for termination of Mr. Ives' employment for "cause" (as defined in the Agreement) at any time or in certain events specified by banking regulations. In the event that Mr. Ives' employment is terminated for reasons other than cause or upon a voluntary resignation by Mr. Ives for good reason, including his assignment to render services other than in a senior management or executive capacity or a material reduction in base salary, Mr. Ives would be entitled to continue to receive his base salary for one year from the date of termination. The Company is also required to continue Mr. Ives' benefits plans for a period of one year following a termination without cause. In addition, if a "change of control" of the Company occurs, Mr. Ives will be entitled to additional compensation if within 12 months thereafter his employment is terminated without cause or he voluntarily terminates his employment. In these circumstances, Mr. Ives will be entitled to receive, in lieu of any salary continuation otherwise payable under the Agreement, a lump sum payment equal to 2.99 times Mr. Ives' average annual compensation received during the five years next ending prior to the date of the change of control. A "change of control" is defined in the Agreement to occur upon any of the following events: (a) the acquisition by any person or group, as beneficial owner, of 20% or more of the outstanding shares or the voting power of the outstanding securities of the Company; (b) either a majority of the directors of Company at the annual stockholders meeting has been nominated other than by or at the direction of the incumbent directors of the Company's Board of Directors, or the incumbent directors cease to constitute a majority of the Company's Board of Directors; (c) the Company's shareholders approve a merger or other business combination pursuant to which the outstanding common stock of the Company no longer represents more than 50% of the combined entity after the transaction;
(d) the Company's shareholders approve a plan of complete liquidation or an agreement for the sale or disposition of all or substantially all of the Company's assets; or (e) any other event or circumstance determined by the Company's Board of Directors to affect control of the Company and designated by resolution of the Board of Directors as a change of control.

     If a change of control of the Company were to occur during 2000, Mr. Ives would be entitled to a severance payment of $1,295,041 in addition to certain stock option and related stock appreciation rights and restricted stock acceleration rights, subject to reduction in coordination with Section 280G of the Internal Revenue Code. Under Section 280G, assuming that Mr. Ives' severance payment and the value of his stock options, stock appreciation rights and restricted stock acceleration contingent upon the change of control equaled or exceeded three times his average W-2 compensation for the five tax years immediately preceding the change of control, the payment and benefits would constitute "parachute payments." As a result, the amount by which the severance payment and benefits exceeded Mr. Ives' average annual W-2 compensation for the five-year period would be deemed to be "excess parachute payments," a 20% excise tax on the excess parachute payments would be imposed on Mr. Ives, and the Company would not be entitled to deduct the excess parachute payments. Mr. Ives' Agreement provides that if his severance payment would otherwise result in excess parachute payments in the opinion of the Company's independent accountants, then the Company will reduce the severance payment to an amount that would not give rise to excess parachute payments.

     The Agreement also restricts the ability of Mr. Ives to compete with the Company or the Bank for a period of 12 months after the termination of his employment under the Agreement, but this non-competition provision is not operative following any change of control.

     Senior Vice President/Information Services of the Bank. Roger J. Lambert, Senior Vice President/Information Services of the Bank, is employed pursuant to an employment agreement (the "Lambert Agreement") entered into between Mr. Lambert and the Company as of October 1, 2000. Under the Lambert Agreement, Mr. Lambert is employed for a term ending on September 30, 2003. The Lambert Agreement is renewable by the Company's Board of Directors for successive periods of one (1) year.

     The Lambert Agreement provides for a base salary of $130,000, subject to increases approved in the discretion of the Company's Board of Directors, and for Mr. Lambert's participation in fringe benefit and other plans offered to other senior officers of the Company.


     The Lambert Agreement provides for termination of Mr. Lambert's employment for "cause" (as defined in the Lambert Agreement). If Mr. Lambert's employment is terminated by the Company for reasons other than cause, including voluntary resignation by Mr. Lambert upon a change in his services from a senior management, executive or other appropriate capacity, a material reduction in his base salary or the Company's failure to renew the Lambert Agreement at the end of its term, Mr. Lambert will be entitled to receive his salary and benefits for a period of one year following termination. The Lambert Agreement also provides for the Company to make a severance payment to Mr. Lambert as described below with respect to Change of Control Arrangements if a "change of control" of the Company (as defined above) and certain other circumstances occur.

     The Lambert Agreement also restricts the ability of Mr. Lambert to compete with the Company and the Bank for a period of 12 months after the termination of his employment, but this non-competition provision is not operative following any change of control.

     Change of Control Arrangements. Pursuant to agreements (the "Change of Control Agreements") entered into between the Company and Barry L. French, John
O. Guthrie, and Alvin D. Woods on December 18, 1998, the Company agreed to make payments to these officers under certain circumstances if a "change of control" of the Company (as defined above) occurs. Each such officer will be entitled to a severance payment if within 12 months after a change of control of the Company, the officer's employment is terminated without cause or the officer voluntarily terminates his employment (other than after circumstances constituting cause). The severance payment will be a lump sum amount generally equal to 12 months' base salary plus an additional month's salary for each of the officer's years of service up to 12 years. Under the Change of Control Agreements, if the Company commits to employ the officer during a designated transition period of up to 6 months after the change of control without reduction of his base salary and without requiring his relocation outside the Company's headquarters area, the officer will receive the severance payment upon his voluntary resignation only if the resignation occurs after the transition period. The Change of Control Agreements provide the same limitations on "excess parachute payments" as are described above with respect to Mr. Ives' Agreement.

Compensation Committee Interlocks.

     There are no known interlocks involving Compensation Committee members and executive officers of the Company.


Item 12 - Security Ownership of Certain Beneficial Owners and Management


Securities Ownership of Certain Beneficial Owners.

     The following table sets forth certain information about those persons known by management to be beneficial owners of more than 5% of the shares of Common Stock outstanding on April 17, 2001. Persons and groups owning in excess of 5% of the Company's Common Stock are required to file certain reports regarding such ownership with the Company and with the Securities and Exchange Commission (the "SEC") in accordance with Sections 13(d) and 13(g) of the Securities Exchange Act of 1934 (the "Exchange Act").

                                                    Amount and Nature
                                                       of Reported
                                                       Beneficial     Percent of
Title of Class   Name and Address of Beneficial Owner  Ownership       Class(1)
--------------   ------------------------------------  ----------      ---------
Common Stock    Mid-Atlantic Investors ("Mid-Atlantic")  478,560 (2)      10.8%
                and related parties
                P. O. Box 7574
                Columbia, South Carolina  29202
Common Stock    CENIT Employees Stock                    426,426 (3)      9.6%
                Ownership Plan and Trust
                ("ESOP")
                Main Street Tower
                300 East Main Street, Suite 1350
                Norfolk, Virginia   23510

(1) The total number of shares of Common Stock outstanding at April 17, 2001 was 4,430,171 shares.
(2) This information on beneficial ownership is based solely on information supplied by Mid-Atlantic Investors, H. Jerry Shearer and Jerry Zucker (the "Mid-Atlantic Group") which the Company has not independently verified. Mr. Zucker disclosed that he has sole dispositive and voting power over 325,752 shares. Mr. Shearer disclosed that he has sole dispositive and voting power over 2,808 shares. All parties report shared dispositive and voting power over 150,000 shares.
(3) Michael S. Ives and John O. Guthrie administer the ESOP in their capacity as trustees of the CENIT Employees Stock Ownership Trust (the "ESOP Trust"). As of the Record Date, 231,470 shares of Common Stock in the ESOP had been allocated to participating employees, and the trustees must vote all allocated shares held in the ESOP in accordance with the instructions of the participating employees. Under the ESOP, the ESOP trustees have discretionary voting rights as to allocated shares for which no voting instructions have been received.

   The following table sets forth certain information, as of April 17, 2001, about beneficial ownership of the Common Stock of the Company for each director, director nominee, certain executive officers and for all directors, director nominees and executive officers of the Company as a group.

                                     Number of Shares of
                                         Common Stock
             Name                   Beneficially Owned(1)(2)    Percent of Class
----------------------------       --------------------------   ----------------
David L. Bernd                          21,289                        *
William J. Davenport, III                9,438                        *
John F. Harris                           9,615                        *
William H. Hodges                       14,265                        *
Michael S. Ives                        220,367                       4.78%
Charles R. Malbon, Jr.                  13,971                        *
Roger C. Reinhold                       10,920                        *
Anne B. Shumadine                       40,945                        *
David R. Tynch                          21,358                        *
Barry L. French                         41,935                        *
John O. Guthrie                         50,298                       1.09%
Roger J. Lambert                        13,579                        *
Alvin D. Woods                          19,964                        *
All directors, director nominees and   492,586 (3)                  10.69%
executive officers as a group (4)

*Represents less than 1% of the outstanding shares of Common Stock.

(1) All shares shown as beneficially owned are owned directly or held by spouses or children of the named persons, unless otherwise indicated.
(2) Includes 2,520, 2,520, 4,416 and 2,520 shares held in the Management Recognition Plan ("MRP") Trust as described elsewhere in this proxy statement on behalf of Messrs. French, Guthrie, Lambert and Woods, respectively; 14,960, 7,979, 8,894, 6,788 and 7,550 shares held in the ESOP Trust and allocated to Messrs. Ives, French, Guthrie, Lambert and Woods, respectively; and 138,120, 14,007, 11,257, 2,375, 5,999 and 750 shares which Messrs. Ives, French, Guthrie, Lambert, Woods and each other director, respectively, could acquire within 60 days of April 17, 2001, through the exercise of stock options.
(3) Includes 1,795 shares held in the ESOP Trust allocated to an executive officer other than Messrs. Ives, French, Guthrie, Lambert and Woods.
(4) Includes 177,758 shares of Common Stock which such persons could acquire within 60 days of April 17, 2001, through the exercise of stock options. The total number of shares of Common Stock outstanding at April 17, 2001 was 4,430,171 shares.



Item 13 - Certain Relationships and Related Transactions

Insider Participation.

     During 2000, members of the Compensation Committee engaged in the following transactions with the Company and its subsidiaries:

     Churchland Branch Lease. The Bank completed construction of a new office in the Churchland area in December, 1999. This new office replaced the former branch in Churchland which was leased from T.R.&T., a general partnership of which Roger C. Reinhold and David R. Tynch are two of the partners. The replaced branch was formerly operated by Homestead. Based on a review of the lease in September, 1985, the predecessor of the Office of Thrift Supervision approved the lease in accordance with federal regulations. The total rent paid for the year ended December 31, 2000, was $47,379 and the lease terminated at the end of the year.

Transactions with Certain Related Persons.

     A number of the Company's directors, director nominees, and officers and their associates are customers of the Company's bank subsidiary. Except as indicated below, extensions of credit made to them are in the ordinary course of business, are substantially on the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with others, and do not involve more than normal risk of collectibility or present other unfavorable features. None of such credits are classified as nonaccrual, past due, restructured or potential problem. All outstanding loans to such officers, directors, director nominees, and their associates are current as to principal and interest. As of March 31, 2001, loans to directors, director nominees, executive officers and their interests who had loans at any time during 2000 in excess of $60,000 totaled approximately $4.3 million.

Other Potential Conflicts. Management of the Company does not believe that any director or officer or affiliate of the Company, or any record or beneficial owner of more than 5% of the Common Stock of the Company, or any associate of any such director, officer, affiliate or stockholder, is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries in any material proceeding.



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

(d) Financial Statements Excluded from Annual Report to Shareholders pursuant to Rule 14a3(b)
    Not applicable.

Supplemental Information


     As of the date of filing of this report on Form 10-K/A, no annual report or proxy material has been sent to security holders. This material will be furnished to security holders and the Securities and Exchange Commission subsequent to the filing of this report on Form 10-K/A.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   CENIT Bancorp, Inc.



                                            By:    /s/ Michael S. Ives
                                                   ---------------------------
                                                   Michael S. Ives, President
                                                   and Chief Executive Officer

                                                        April 30, 2001
                                                   ---------------------------
                                                           (Date)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.



By:               /s/ John O. Guthrie                   April 30, 2001
                  --------------------------       ---------------------------
                    John O. Guthrie                         (Date)
                    Senior Vice President and
                    Chief Financial Officer




EX-11


Statement Re:  Computation of Per Share Earnings
               (Dollars in thousands, except per share)


                                                                                       Year ended December 31,
                                                                           ------------------------------------------------
                                                                              2000               1999                1998
                                                                           ---------          ---------           ---------

Net income                                                                  $  5,681           $  6,059            $  6,115
                                                                           =========          =========           =========

BASIC

Average shares outstanding                                                 4,410,988          4,581,574           4,715,697
                                                                           =========          =========           =========

Earnings per share                                                          $   1.29           $   1.32            $   1.30
                                                                           =========          =========           =========

DILUTED

Average shares outstanding                                                 4,410,988          4,581,574           4,715,697

Net effect of the assumed exercise of
  stock options - based on the treasury
  stock method using average market price                                     50,037             77,529             113,944
                                                                           ---------          ---------           ---------

      Total average shares outstanding                                     4,461,025          4,659,103           4,829,641
                                                                           =========          =========           =========

Earnings per share                                                          $   1.27           $   1.30            $   1.27
                                                                           =========          =========           =========



EX-23.1

The Board of Directors
CENIT Bancorp, Incl:

                       Consent of Independent Accountants

We consent to incorporation by reference in the registration statement (No. 33-93978) on Form S-8 of CENIT Bancorp, Inc. (CENIT) of our report dated January 19, 2001, relating to the consolidated statement of financial condition of CENIT as of December 31, 2000, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the year ended December 31, 2000, which report appears in the December 31, 2000 annual report on Form 10-K of CENIT.


/s/ KPMG LLP
------------------------------
KPMG LLP


March 30, 2001



EX-23.2

                       Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-93978) of CENIT Bancorp, Inc. of our report dated February 10, 2000, appearing on page 44 of this Form 10-K.


/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP


March 30, 2001